Form 10KSB
period 2007-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2008-11-14
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

Commission File No. 000-53377

FOREVER VALUABLE COLLECTIBLES, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

535 16th Street, Suite 810
Denver, CO	80202
(Address of principal executive offices)	(zip code)

(303) 573-1000
 (Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, no par per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [].

Registrant had no revenues for its most recent fiscal year. The aggregate market value of the voting stock held by nonaffiliates is approximately $5,000. Our shares of common stock do not currently trade.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  August 13, 2008, was 11,920,600.

FORM 10-KSB

Forever Valuable Collectibles, Inc.

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

Risk Factors

You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

If we do not generate adequate revenues to finance our operations, our business may fail.

             On December 31, 2007, we had a cash position of $ 1,000. We had a net loss from inception (November 29, 2007) through December 31, 2007 of $12,281. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for selling our products. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from operations using referrals from Fincor, Inc., our former parent company, and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 29, 2008, with a possible extension ending November 29, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:
·       our ability to locate customers who will use our memorabilia and collectibles services; and

·       our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

Our success will depend upon our ability to develop relationships with key collectible vendors. If we cannot develop sufficient relationships, we may never become profitable.

Our performance depends, in large part, on our ability to purchase contemporary collectibles merchandise in sufficient quantities at competitive prices. We have no long-term purchase contracts or other contractual assurances of supply, pricing or access to new products. Because customers of collectibles merchandise often collect specific product lines, our inability to obtain collectibles merchandise from a particular vendor could have a material adverse effect on our financial condition and results of operations. Moreover, there can be no assurance that vendors will continue to manufacture desirable collectibles merchandise or that vendors will not discontinue manufacturing product lines that have proved popular. There can be no assurance that we will be able to acquire desired merchandise in sufficient quantities on terms acceptable to us, or that an inability to acquire suitable merchandise, or the loss of one or more key vendors, will not have a material adverse effect on our financial condition and results of operations.

We must compete in a highly competitive industry. We have not engaged in any operations and may never be able to compete effectively.

The sports collectibles industry is highly fragmented and competitive. In addition to other collectibles retailers, we will compete with mid-to-upscale department stores, gift stores, TV shopping, and collectors clubs . We may even, in certain cases, compete with the owners of the licensed sports products who sell products through their own stores and other marketing channels. All of our competitors are larger and have substantially greater financial, marketing and other resources than us. In addition, although the primary points of competition are service and availability of desired merchandise, there can be no assurance that pricing competition will not develop.  Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the collectibles industry, which could change the competitive dynamics of the industry.  Because retailers of collectibles generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant.  Therefore, there can be no assurance that additional participants will not enter the market or that we could compete effectively with such entrants. Further, although our management has begun preliminary activities, we have not commenced operations. We are new, have no operating history and, therefore, will have difficulty competing with established companies. There are numerous competitors which are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. Even if the maximum number of shares is sold, we will be at a competitive disadvantage to firms that are already established. We cannot expect to be a significant participant in the market for collectibles within the foreseeable future.

Our business has a seasonal fluctuation in sales, which can develop fluctuating quarterly results in our operations.

The collectibles industry can be subject to seasonal variations in demand. For example, we expect that most of our collectibles operations will see the greatest demand during the winter holiday shopping period. Consequently, we expect to be most profitable during the fourth quarter of our fiscal year.  Quarterly results may also be materially affected by the timing of new product introductions, the gain or loss of significant customers or product lines and variations in merchandise mix. We will make decisions about purchases of inventory well in advance of the time at which such products are intended to be sold. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.  Significant deviations from projected demand for collectibles merchandise could have a material adverse effect on our financial condition and quarterly or annual results of operations.

We expect to be directly affected by fluctuations in the general economy.

Demand for collectibles merchandise is affected by the general economic conditions in the United States.  When economic conditions are favorable and discretionary income increases, purchases of non-essential items like collectibles merchandise and animation art generally increase.  When economic conditions are less favorable, sales of collectibles merchandise and animation art are generally lower. In addition, we may experience more competitive pricing pressure during economic downturns.  Therefore, any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

We expect our products to be subject to changes in customer taste.

The markets for our products are subject to changing customer tastes and the need to create and market new products.  Demand for collectibles is influenced by the popularity of certain themes, cultural and demographic trends, marketing and advertising expenditures and general economic conditions. Because these factors can change rapidly, customer demand also can shift quickly. Some collectibles appeal to customers for only a limited time.  The success of new product introductions depends on various factors, including product selection and quality, sales and marketing efforts, timely production and delivery and consumer acceptance. We may not always be able to respond quickly and effectively to changes in customer taste and demand due to the amount of time and financial resources that may be required to bring new products to market.  If we were to materially misjudge the market, certain of our inventory may remain unsold.  The inability to respond quickly to market changes could have a material adverse effect on our financial condition and results of operations.

There are risks associated with a telemarketing strategy.

We have not previously conducted marketing programs according to practices common to the database direct mail, telemarketing and Internet industries, including practices such as the systematic measurement of the response rates generated from its databases or the categorization of entries in the databases by past behavior.  The costs for a new information technology system to effect such integration could be substantial, as could the amount of time needed to acquire and implement such a system.  The inability to develop the various databases successfully, or in a timely and cost effective manner, could have a material adverse effect on our financial condition and results of operations.

We may be affected by sales tax considerations from various states.

Various states are increasingly seeking to impose sales or use taxes on inter-state mail order sales and are aggressively auditing sales tax returns of mail order businesses.  Complex legal issues arise in these areas, relating, among other things, to the required nexus of a business with a particular state, which may permit the state to require a business to collect such taxes. Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax authorities on our financial condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the states in which we conducts our operations. The imposition of sales taxes on mail order sales generally has a negative effect on mail order sales levels. All of the factors cited above may negatively affect our financial condition and results of operations in the future.  Any such impact cannot currently be quantified.

Our proposed business will be concentrated in only one segment.

We plan to be in the business of collectibles business, with a focus in the sports area.  Our proposed operations, even if successful, will in all likelihood result in the operation of only one business. Our lack of diversity into a number of areas may subject us to economic fluctuations within our particular business or industry and therefore increase the risks associated with our proposed operations.

Mrs. Stevens has limited experience in the collectibles business.

Although Mrs. Stevens has been engaged in numerous businesses, she has limited prior experience in the collectibles industry, particularly in the auction area. Her experience has been primarily as a collector for several years. Her experience and expertise is in narrow segments of the collectibles industry. We plan to hire additional personnel with experience, although we have no definite plans to do so. There is no guarantee that we will be able to conduct successful operations.

Our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the memorabilia and collectibles business. We must be able to attract and retain key personnel to fully staff our operations. We are completely dependent upon Mrs. Stevens for our operations.

            The ultimate success of our business operations will be highly dependent upon our ability to attract and maintain key employees with experience in the memorabilia and collectibles business. The process of hiring employees with the combination of skills and attributes required to carry out our business plan is extremely competitive and time-consuming. However, to date, we have not hired anyone. Mrs. Stevens currently performs all of our operations. We cannot guarantee that we will be able to identify and/or hire qualified personnel as and when they are needed for our operations. The loss of the services of Mrs. Stevens or the inability to attract qualified personnel, could materially adversely affect our business, financial condition and results of operations. No one in our company has a written employment agreement.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

 We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

As our stock will not be listed on NASDAQ or another national exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.

 As we do not intend to list our stock on NASDAQ or another national exchange, our stock will therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker-dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

 These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

 We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

 The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

 Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

The share control position of Jodi and Robert Stevens will limit the ability of other shareholders to influence corporate actions.

          After distribution of our shares to the Fincor shareholders, our largest shareholder, Jodi Stevens and Robert Stevens, will own and control 11,495,000 shares and thereby control approximately 96.4% of our outstanding shares. Because Jodi Stevens and Robert Stevens individually will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President.

          We depend almost entirely on the efforts and continued employment of Mrs. Stevens, our President and Secretary-Treasurer. Mrs. Stevens is our primary executive officer, and we will depend on her for nearly all aspects of our operations. We do not have an employment contract with Mrs. Stevens, and we do not carry key person insurance on her life. The loss of the services of Mrs. Stevens through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult to find and retain qualified personnel such as Mrs. Stevens.

Our future success depends, in large part, on the continued financing of A-Squared.  The loss of this financing would have a material adverse effect on our business

A-Squared is our only source of continued financing. A-Squared is owned by Jodi Stevens and Robert Stevens. It would be very difficult to find a financing source to replace A-Squared. The loss of the A-Squared financing would have a material adverse effect on our business.

We do not expect to pay dividends on common stock.

We have not paid any cash dividends with respect to our common stock, and it is unlikely that we will pay any dividends on our common stock in the foreseeable future. Earnings, if any, that we may realize will be retained in the business for further development and expansion.

General

 Forever Valuable is a corporation which was formed under the laws of the State of Colorado on November 29, 2007. We were a wholly-owned subsidiary of Fincor, Inc. (“Fincor”) until August 13, 2008.

 On December 5, 2007, the directors of Fincor approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to Fincor shareholders of record as of August 13, 2008 (the “Record Date”), on a pro rata basis, with one (1) Forever Valuable common share to be issued for each one (1) Fincor common share as of the Record Date. Since Fincor’s business is totally unrelated to the proposed activities of Forever Valuable, the Fincor directors decided it was in the best interest of Fincor and Forever Valuable and Fincor's shareholders to spin-off Forever Valuable to better define the role of Fincor. The spin-off was completed in August, 2008.

Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303)573-1000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Organization

       As of August 13, 2008, we are comprised of one corporation with no subsidiaries.

Business

We purchased our original inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory. This inventory consisted exclusively of sports memorabilia. The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211.  To date, we have not sold any of the inventory.

We plan to identify undervalued items that can be purchased at below retail prices and resold for a profit.  We plan to use other sports memorabilia sellers and auction web sites and will also contact private collectors to develop our inventory. There is risk inherent in any transaction since the collectibles market can be volatile and collector’s tastes can change quickly.  Our collectibles merchandise will initially be focused on sports memorabilia. We define sports memorabilia as any product directly related to a member of a professional or college sport. Our goal is to become a significant retailer of sports memorabilia in the United States. Once we have established our presence as a significant retailer of sports memorabilia, we may look at expanding our product line to include other collectibles. We plan to become a significant retailer of sports memorabilia by emphasizing growth through implementing a national operating strategy emphasizing internal revenue growth and profitability.

    Key elements of our strategy include:

·
Develop, Strengthen, and Expand Vendor Relationships. Vendors in the collectibles industry often recognize retailers based on certain volume levels and reputation. We will try to achieve preferred gallery status with key vendors which would entitle us to volume discounts, co-op advertising funds, shipping allowances and other benefits. We will also try to establish exclusive relationships with vendors for certain product lines and items.   We will simultaneously focus on finding inventory on auction web sites and developing relationships with established sports memorabilia vendors throughout the United States, both individually and through trade shows. We will initially focus in the Western half of the United States and online but may also look for opportunities where we can find them. We have done initial research on auction web sites but have had no discussions with vendors at  this time, nor have we attended any trade shows;

·
Develop Database Direct Mail, Telemarketing and Internet Marketing Programs. We plan to develop databases that detail the buying patterns and merchandise preferences of potential customers and enable us to conduct targeted database direct mail, telemarketing and Internet marketing programs.

·
Establish Operating Procedures. Initially we intend to focus on developing a centralized system to monitor our operations by auditing sales receipts, accounts payables, payroll, purchases and inventory levels and by implementing centralized cash management operations.

Taxes

Various states are increasingly seeking to impose  sales or use taxes on inter-state mail order sales and are aggressively  auditing sales tax returns of mail order  businesses.  Complex  legal issues  arise in these areas,  relating, among other things, to the required nexus of a business with a particular state, which may permit the state to require a business to collect such taxes. At the present time, we are not aware of any states in which we may operate who would impose sales taxes on our transactions.  Although we believe that we can adequately provide for sales taxes on mail order sales, there can be no assurance as to the effect of actions taken by state tax  authorities on our financial condition or results of operations. In the future, we may be required to collect sales tax on sales made to customers in all of the states in which we conducts our operations. The imposition of sales taxes on mail order sales generally has a negative effect on mail order sales levels. All of the factors cited above may negatively affect our financial condition and results of operations  in the future.  Any such impact cannot currently be quantified.

Operations, Management and Employees

Our plan is to concentrate our operations in the Western half of the United States and online through our website.

We have no full-time employees. We plan to use part-time independent contractors for sales. As we expand, we intend to hire employees. However, we have no present plans to do so.

Marketing and Promotion

We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. We also plan to market through direct contact with prospective customers. We have no sales representatives who solicit potential clients.

Patents and Trademarks

We do not currently have any patent or trademark protection. If we determine it is feasible to file for such trademark protection, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance.

Competition

We have no operating history and, therefore, will have inherent difficulty competing in the crowded collectibles market. Large, well known auction houses and collectibles companies that have been in existence for many years have an extensive, well established client base with whom they have earned  credibility and cemented strong long term relationships.  We face the challenge of competing against well entrenched competition with limited capital.  This becomes even more critical in the collectibles market, where the percentage of profits tends to increase exponentially with the size of the purchase.  With the amount of collectibles of dubious origin being sold to unsuspecting buyers, we believe that it will take many years to establish the impeccable reputation necessary to garner the large list of satisfied clients that is essential for any successful collectibles business.  We cannot expect to be a significant factor in the collectibles field in the foreseeable future.

Effect of Governmental Regulations: Compliance with Environmental Laws

We do not believe that we are subject to any material government or industry regulation.

Backlog

At December 31, 2007, we had no backlogs.

Research and Development

We have never spent any amount in research and development activities.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office, located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303)573-1000.

ITEM 2. DESCRIPTION OF PROPERTY.

                We currently use the mailing address of the offices of Fincor for our use. We plan to occupy separate office facilities and obtain office furniture and equipment within the next twelve months. We own no real estate nor have plans to acquire any real estate. All of our management activities are performed in Colorado.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

   As of August 13, 2008, there were 44 record holders of our common stock and there were 11,920,600 shares of our common stock outstanding.

Market Information

There currently exists no public trading market for our common stock. We intend to develop a public trading market now that our spin-off has been completed. There can be no assurance that a public trading market will develop at that time or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

 We plan to apply for quotation of the Common Stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.

Dividend Policy

   We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. The payment of dividends on our common stock is within the discretion of our board of directors. We intend to retain any earnings for use in our operations and the expansion of our business. Payment of dividends in the future will depend on our future earnings, future capital needs and our operating and financial condition, among other factors that our board of directors may deem relevant. We are not under any contractual restriction as to our present or future ability to pay dividends.

Equity Compensation Plan Information

            We have no outstanding stock options or other equity compensation plans.

The Securities Enforcement and Penny Stock Reform Act of 1990

            The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

            Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

-	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

-
contains a description of the broker's or dealer's duties to the customer  and of the rights and remedies available to the customer with respect to a  violation to such duties or other requirements of the Securities Act of  1934, as amended;

-	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

-	contains a toll-free telephone number for inquiries on disciplinary actions;

-	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

-	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

-	the bid and offer quotations for the penny stock;

-	the compensation of the broker-dealer and its salesperson in the transaction;

-	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Stock Transfer Agent

           The stock transfer agent for our securities is X-Pedited Transfer Corporation of Denver, Colorado.  Their address is 535 16th Street, Suite 810, Denver, Colorado 80202. Their phone number is (303) 573-1000.  X-Pedited Transfer Corporation is a subsidiary of Fincor, Inc. Mrs. Stevens is the President of X-Pedited Transfer Corporation.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Set forth below is our selected financial data as of and for the period ended December 31, 2007. This financial information is derived from our consolidated financial statements and related notes included elsewhere in this prospectus and is qualified by reference to these consolidated financial statements and the related notes thereto.

Period ended
Balance Sheet Data	December 31,
2007

Total assets	$4,211

Current assets	$4,211

Current liabilities	$7,500

Deficit accumulated during the development stage	$(12,281)

Shareholders' Deficit	$(3,289)

Operating Statement Data	For the Period ended December 31, 2007

Revenues	-0-

Net income (loss)	(12,281)

Weighted average number of common shares	11,920,600

Basic and diluted income (loss) per common share	0

Management's Discussion and Analysis of Financial Condition And Results of Operations

 Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

 Our activities have been primarily focused on organization as a development stage enterprise since planned principal operations have not yet commenced. Accordingly, management does not consider the historical results of operations to be representative of our future results of operation. Our development stage began with our incorporation. Our plan is to own and operate a sports and non-sports memorabilia and collectibles business. See “Business” below.

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2007, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

 We have had no revenue during the period ended December 31, 2007. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2007 to December 31, 2008.

 Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 29, 2008, with a possible extension ending November 29, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

 We generated no revenues during the period ended December 31, 2007, and management does not anticipate any revenues until June, 2008 as contemplated by our business plan.

   We have minimal inventory which we acquired from affiliates. We anticipate implementing the following business plan for our first twelve months:

    In the first month, we will concentrate on the purchase of inventory.  The new inventory will consist primarily of sports collectibles and will be obtained in the following ways:

1. Developing business contacts.

2. Setting up a table at major sports collectibles trade show in the Midwest and West.  We plan to purchase inventory brought into the show by collectors who want to sell.

3. Making a buying trip.  Prior to the trip, a small ad will be placed in the local newspaper to notify collectors of the location and times when they can bring their collectibles to be purchased.

      In the second month, we will continue to purchase appropriate inventory.  Initially, we will sell our inventory on a cash-only basis. At some point within the first twelve months of our operations, we will begin accepting credit cards. We plan additional buying trips.  We plan to again purchase a table and set up at major trade shows.

      In the third month we plan to begin selling the inventory accumulated during the preceding two months.  The sales will be made in the following ways.

1.             To business contacts made at trade shows attended in the prior two months

2.             Collectors contacted at the trade shows.

3.             Using Ebay. Only items that have been purchased at an acceptable wholesale price will be offered.

In the fourth month, we plan to continue to sell inventory.  Begin to spend money made on the sale of inventory to acquire new inventory.  The new inventory will be acquired by attending at least one large trade show, by contacting private collectors, and through other sports collectibles business contacts.  Continue to sell by advertising in hobby publications and by selling at all trade shows attended.

In the fifth month, we will begin plans to hold a live public auction during month seven.  The auction will be held in Denver and be run by a licensed, third party auctioneer, who we will hire.  We will continue buying and selling inventory.

In the sixth month, we will continue planning the public auction.  In this month, we anticipate taking additional buying trips and attending at least one major trade show.  We will continue buying and selling inventory.

We plan to hold the public auction in the seventh month. We will keep the list of all attendees and add them to our mailing list.  We will begin to plan a direct mail sale targeted to our mailing list.  We will continue to attend at least one trade show per month and buying and selling inventory.

In the eight month, we plan to attend another trade show and to make one buying trip. In this month, we plan to begin to put together a direct sales email campaign to send out to our mailing list.  New customers will always be solicited at each trade show attended.

In the ninth month, we plan to send out the email sales offering.  If sales and profits justify, we will begin interviewing possible additions to staff.  We will continue to attend at least one trade show per month and buying and selling inventory.

In the tenth month and eleventh month, we will develop a company website.  The site would be a virtual store, where prospective buyers can see a list of available merchandise and view pictures of the more expensive items.  We will continue to buy and sell inventory.

We plan to activate the company website in the twelfth month.  We will promote the website in all hobby publication ads and when selling auction lots on Ebay.  We will send emails to our mailing list promoting the website.  Continue attending trade shows and plan one buying trip.

We anticipate developing our plan for the first twelve months using a combination of our loan from A-Squared and the cash flow generated from sales.

Seasonality

 We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year. However, with our startup phase, we do not anticipate any material revenue until June, 2008.

Results of Operations

 We had no revenue for the period ended December 31, 2007.  Operating expenses during the period ended December 31, 2007 totaled $12,281 consisting of professional fees and contributed services by our President.

Liquidity and Capital Resources

 At December 31, 2007, we had an unrestricted cash balance of $1,000. Our assets were $4,211 at December 31, 2007, which consists primarily inventory at cost, and our liabilities totaled $7,500, resulting in total shareholders deficit of $3,289.

Financial Position

 At November 30, 2007, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 29, 2008, with a possible extension ending November 29, 2009. Management estimates it will take approximately $30,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2008, our business may fail.

ITEM 7. FINANCIAL STATEMENTS.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FOREVER VALUABLE COLLECTIBLES, INC.
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet at December 31, 2007	F-3

Statement of Operations for the period from November 29, 2007
(inception) through December 31, 2007	F-4

Statement of Changes in Shareholders'Deficit for the period
from November 29, 2007 through December 31, 2007	F-5

Statement of Cash Flows for the period from November 29, 2007
(inception) through December 31, 2007	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Forever Valuable Collectibles, Inc.

We have audited the accompanying balance sheet of Forever Valuable Collectibles, Inc. (a development stage company) as of December 31, 2007, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the period from November 29, 2007 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc. and subsidiary as of December 31, 2007, and the results of its operations and its cash flows the period from November 29, 2007 (inception) through December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses during the development stage and at December 31, 2007, had a net capital deficiency.  Those conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
January 25, 2008

FOREVER VALUABLE COLLECTIBLES, INC.
Balance Sheet
December 31, 2007

Assets
Current assets:
Cash	$1,000
Merchandise inventory, at cost	3,211

$4,211

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$7,500

Total liabilities	7,500

Shareholders’ deficit (Note 3):
Preferred stock , no par value; 1,000,000 shares authorized,
-0- issued and outstanding	—
Common stock , no par value; 50,000,000 shares authorized,
11,920,600 issued and outstanding	4,211
Additional paid-in capital	4,781
Deficit accumulated during the development stage	(12,281)
Total shareholder’s deficit	(3,289)

$4,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
Statements of Operations
November 29, 2007 (Inception) through December 31, 2007

Net sales and gross revenue	$—

Other selling, general and administrative expenses	12,281

Loss before income taxes	(12,281)

Income taxes (Note 4)
Income tax provision	—

Net loss	(12,281)

Basic and diluted loss per share	$(0.00)

Weighted average common shares outstanding	11,920,600

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
Statement of Changes in Shareholders' Deficit

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance at
November 29, 2007	—	$—	—	$—	$—	$—	$—

Issuance of common stock
for cash and property
(Note 3)	—	—	11,920,600	4,211	—	—	4,211

Contributed services
(Note 2)	—	—	—	—	4,771	—	4,771

Issuance of warrant to
A-Squared Holdings, Inc.
(Note 3)	—	—	—	—	10	—	10

Net loss	—	—	—	—	—	(12,281)	(12,281)

Balance at
December 31, 2007	—	$—	11,920,600	$4,211	$4,781	$(12,281)	$(3,289)

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
Statements of Cash flows
November 29, 2007 (Inception) through December 31, 2007

Cash flows from operating activities:
Net income/loss	$(12,281)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment (Note 3)	10
Contributed services (Note 2)	4,771
Changes in operating assets and liabilities:
Accounts payable	7,500
Net cash used in
operating activities	—

Cash flows from financing activities:
Proceeds from issuance of common
stock, net of issuance costs	1,000
Net cash provided by
financing activities	1,000

Net change in cash and
cash equivalents	1,000

Cash and cash equivalents:
Beginning of period	—

End of period	$1,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—
Interest	$—

Non-cash financing activities:
Shares issued for property (Note 2)	$3,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon effectiveness of a Registration Statement filed with the SEC by Forever Valuable Collectibles, Inc. (the “Company” or “we”), Fincor, Inc. (“Fincor”) will have completed the spin-off of the Company to its shareholders of record as of January 31, 2008.  The transaction was effected by the issuance of 11,920,600 shares of the Company’s common stock to Fincor in exchange for cash and property.

Fincor shareholders retained their Fincor common shares and, after the spin-off, will receive one (1) share of the common stock of the Company for each share of Fincor common stock held.  Immediately following the spin-off, Fincor’s shareholders will own approximately 100 percent of the Company’s common stock.  The Company’s common stock transferred to Fincor is being held in trust. Under the terms of the Trust, all of the Company’s spin-off shares are being held by the Trust until such time as the Registration Statement is effective and the spin-off distribution is complete.

The Company accounted for the spin-off based on recorded amounts.

The Company is incorporated in the State of Colorado and plans to enter the memorabilia and collectible industry.  The Company is a development stage enterprise in accordance with accounting principles generally accepted in the United States of America.

Basis of presentation

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have not generated revenues from our inception and at December 31, 2007, we had a cash position of $1,000.

In November, 2007, A-Squared Holdings, Inc. agreed to provide us with a credit facility of $200,000 for working capital.  There is no assurance that this credit facility will be sufficient to meet our future cash needs.

As a result, our auditors are uncertain about our ability to continue as going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

Risks and Uncertainties

The collectibles industry can be subject to seasonal variations in demand. We expect that most of our collectibles operations will see the greatest demand during the winter holiday shopping period. Consequently, we expect to be most profitable during the fourth quarter of our fiscal year.  Quarterly results may also be materially affected by the timing of new product introductions, the gain or loss of significant customers or product lines and variations in merchandise mix. We will  make  decisions about purchases of inventory well in  advance  of the  time at  which  such  products  are  intended  to be  sold. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.  Significant  deviations  from  projected  demand for  collectibles merchandise  could have a material  adverse  effect on our  financial condition  and  quarterly or annual  results of  operations.

Demand for collectibles merchandise is affected by the general economic conditions in the United States.  When economic conditions are favorable and discretionary income increases, purchases of non-essential items like collectibles merchandise and animation art generally increase.  When economic conditions are less favorable, sales of collectibles merchandise and animation art are generally lower. In addition, we may experience more competitive   pricing pressure during economic downturns.   Therefore,   any significant economic downturn or any future changes in consumer spending habits could have a material adverse effect on our financial condition and results of operations.

The markets for our products are subject to changing customer tastes and the need to create and market new products.  Demand for  collectibles  is  influenced by the  popularity of certain  themes, cultural and  demographic  trends,  marketing and advertising  expenditures  and general economic conditions.  Because these factors can change rapidly, customer demand also can shift quickly.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Inventory

Inventory, consisting of collectibles held for sale, are stated at the lower of cost (specific identification method) or market.

Revenue Recognition

The Company had no revenue during the period ended December 31, 2007. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business.  We plan to recognize revenue on the sale of our inventory when both of the following conditions are met:

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

1. When the sale is consummated; and
2. When collection of the sales price has either been received or is assured.

Advertising Costs

The Company plans to expense all advertising costs as incurred. The Company had no advertising costs during the period ended December 31, 2007.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31 2007. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax loss of $12,281 for the period from November 29, 2007 through December 31, 2007.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, and “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns.  FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.

Financial Instruments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

The carrying amounts reported for cash and accounts payable are considered to approximate fair values based upon the short maturities of those financial instruments.

Financial instruments that potentially subject us to concentrations of credit risks consist of cash. We invest our excess cash in accordance with our investment policy and cash depositories did not exceed federally insured limits during the period from November 29, 2007 (inception) through December 31, 2007.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

Stock-based Compensation

Effective November 29, 2007, we adopted the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, Share-Based Payment, or SFAS No. 123(R).

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management believes adoption of SFAS No. 157 will not have a material impact on the Company’s financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB No. 108.  SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. The adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

(2)  Related Party Transactions

In November 2007, we acquired inventory valued at $3,211 from Fincor. We valued the inventory at Fincor’s book value or “predecessor cost.”

An affiliate contributed office space to us for the period from November 29, 2007 through December 31, 2007.  We recognized $771 in rent expense for the period.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2007.  We recognized $4,000 in contributed services expense for the period.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

(3)  Shareholders’ deficit

Preferred stock
We are authorized to issue 1,000,000 shares of no par value preferred stock; the classes and features of which will be determined by the Board of Directors.

Common stock
We are authorized to issue 50,000,000 shares of no par value common stock.  The shares do not have preemptive rights and cumulative voting is not permitted.

Warrant to purchase our common stock
On November 29, 2007 the Board of Directors unanimously approved the granting of a warrant to A-Squared Holdings, Inc. in exchange for providing a one-year, $200,000 credit facility to the Company (See Note 5).

The warrant vested as of the date of the grant and expires in five years.  All 200,000 shares underlying the warrant are exercisable at $0.001 per share.  The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model.  Compensation expense totalling $10 was recognized during the period ended December 31, 2007.  No warrants had been exercised at December 31, 2007.

The status of the Company’s outstanding warrant is as follows:

		Weighted
	Number of	Avg. Exercise
	Shares	Price
Outstanding at November 29, 2007 (inception)	—	$—
Granted	200,000	$0.001
Exercised	—	$—
Cancelled	—	$—
Outstanding at December 31, 2007	200,000	$0.001
Exercisable at December 31, 2007	200,000	$0.001

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

The weighted average fair value of the warrant granted on November 29, 2007 was estimated on the date of grant using the Black-Sholes option-pricing model at $0.00035 per share or $10.  The fair value of the options granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 100%, risk free interest rate of 3.42 percent, and an expected life of five years.

(4)  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

U.S. federal statutory graduated rate	15.00%
State income tax rate,
net of federal benefit	5.32%
Permanent differences	-7.89%

Net operating loss for which no tax
benefit is currently available	-12.43%
0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $1,526, due to operating loss carry forwards of $7,856, which was fully allowed for, in the valuation allowance of $1,526.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2007 was $1,526. Net operating loss carryforwards will expire through 2026.  The value of these carryforwards depends on the ability of the company to generate taxable income.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

(5)  Commitments and contingencies

Fee arrangement
We entered into a fee arrangement with our securities counsel that requires us to make the following payments:

$7,500	Upon signing the agreement
$5,000	Upon initial filing of the Registration Statement
$2,500	Upon response to initial regulatory comments

We have recognized the $7,500 payment as general and administrative expenses in the accompanying financial statements.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

Credit facilities
On November 29, 2007, A-Squared Holdings, Inc. (“A-Squared ”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses pursuant to the terms of an unsecured promissory note, due on November 29, 2008 at 15 percent interest, payable quarterly.  A-Squared may, at its option, extend the note for one-year in consideration of a renewal fee equal to 1.5% of the then outstanding principal balance due.

As consideration for providing the credit facility, we have issued A-Squared a warrant to purchase shares of our common stock.  (See also Note 3).

ITEM 8A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  Accordingly, we have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Exchange Act are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and, provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-KSB.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

Set forth below is the name of our director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Position
Jodi Stevens	43	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director

    Jodi Stevens has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary-Treasurer and a Director of our company since inception on November 29, 2007.  She has been Secretary of Fincor, Inc. since 2005 and serves as President of X-Pedited Transfer Corporation, Fincor’s subsidiary.  She has been with X-Pedited Transfer Corporation since its inception in January 2007.  She has worked for two Fortune 500 companies, Ball Aerospace Systems Group, 1986-1992, and Coram Healthcare, 1994 to 1996.  With Ball Aerospace, she handled Public and Investor Relations as well as social events while supporting the Vice President of Human Relations and the Vice President of Public Affairs.  She also managed the department’s budget and non-profit projects.  With Coram Healthcare she worked in Human Resources dealing with the issues of preparing the annual EEOC (Equal Employment Opportunity Company) reports, as well as various other human resources issues.  From 1996-2001 she was with LRG Group, LLC as office manager.  She was educated at Metropolitan State College, Denver, Colorado. She will devote a minimum of forty hours per month to our operations.

Committees of the Board of Directors

 Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

 No compensation has been paid and no stock options granted to any officer or director in the last three fiscal years.

Employment Agreements

 We have no written employment agreements with our executive officer.

Equity Incentive Plan

 We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

 Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

 At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Code of Ethics

Our board of directors has not adopted a code of ethics but plans to do so in the future.

Item 10. EXECUTIVE COMPENSATION

Our officer and director did not receive nor was she entitled to receive remuneration in excess of $100,000 for the fiscal years ended December 31, 2007 (We were incorporated in 2007). Our officer and director did not receive nor was she entitled to receive any compensation for her services rendered to us, nor has she received such compensation in the past.  As of the date of this registration statement, we have no funds available to pay our officer and director.  Further, the officer and director is not accruing any compensation pursuant to any agreement with us. We have no plans to pay any compensation to our officer and director in the future.

Our officer and director did not receive nor was she entitled to receive any finder’s fee, either directly or indirectly, as a result of her efforts to implement our business plan outlined herein.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following sets forth the number of shares of our no par value common stock beneficially owned by (i) each person who, as of May 1, 2008, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 11,920,600 shares of common stock were issued and outstanding as of August 13, 2008.

The following table reflects our stock ownership after the completion of the spin-off of our shares to the shareholders of record of Fincor as of August 13, 2008.

Name	Number of Shares	Percentage Ownership

Jodi Stevens(1)	11,495,000	96.4%
535 16th Street, Suite 810
Denver, Colorado 80222

_______________________
All Officers and Directors as a Group	11,495,000	96.4%
(one person)
___________________

 (1)  A total of 11,475,000 shares are owned of record jointly by Robert and Jodi Stevens through SHC, LLC. In addition, X-Clearing Corp, a subsidiary of Fincor, Inc., owns 20,000 shares. Mrs. Stevens has beneficial ownership and control of all of the shares. In addition, Jodi Stevens and Robert Stevens own A-Squared, which has a total of 200,000 warrants issued to it, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 29, 2007, an organization named A-Squared, agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 29, 2008.  The maturity date of this note may be extended at the option of A-Squared  for a period of one year following the maturity date provided A-Squared  receives a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past November 29, 2009. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days from the date of the promissory note. A-Squared is a company owned by Robert and Jodi Stevens.

 We have issued a total of 200,000 warrants to A-Squared , exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for A-Squared to loan us $200,000. The warrants are subject to registration rights.

  After the spin-off distribution, Robert and Jodi Stevens hold 11,495,000 shares of our issued and outstanding stock, representing approximately 96.4% of our issued and outstanding common stock. There were 11,920,600 shares of our common stock outstanding at August 13, 2008.  Robert and Jodi Stevens hold 11,495,000 shares of Fincor stock out of a total of 11,920,600 shares. X-Pedited Transfer Corporation is a subsidiary of Fincor, Inc. Mrs. Stevens is the President of X-Pedited Transfer Corporation.

 We use the mailing address of the offices of Fincor for our mailing address.  We purchased inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory.  This inventory consisted exclusively of sports memorabilia.  The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211.  To date, we have not sold any of the inventory.

 An affiliate contributed office space to us during the period from November 29, 2007 through March 31, 2008.  We recognized $2,312 for the period from January 1, 2008 to March 31, 2008, and $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  The Board of Directors valued the contribution based on rent for similar space in the local area.

 Our President and Director contributed her time and attendance during the period from November 29, 2007 through March 31, 2008.  We recognized $12,000 for the period from January 1, 2008 to March 31, 2008, and $4,000 for the period from November 29, 2007 through December 31, 2007, in contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

The following financial information is filed as part of this report:

(a)        (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 29, 2007 for A-Squared Holdings, Inc.
10.1*	Promissory note dated November 29, 2007 with A-Squared Holdings, Inc.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

(b)                 Reports on Form 8-K. No reports have ever been filed under cover of Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal year ended December 31, 2007, along with the related consolidated statements of operations, stockholders’ equity and cash flows have been audited by Cordovano and Honeck LLP., of Englewood, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of  $2,500 for the fiscal year ended December 31, 2007 (we were incorporated in 2007) and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2008.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)