Form 10-Q
period 2008-09-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2008-11-14
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [X]    No [ ]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 1, 2008, was 11,920,600.

FORM 10-Q

Forever Valuable Collectibles, Inc.

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

ITEM 1.  FINANCIAL STATEMENTS

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Condensed Balance Sheets at September 30, 2008 and December 31, 2007	4

Condensed Statements of Operations for the three months
ended September 30, 2008 and 2007, the nine months ended
September 30, 2008 and 2007, and November 29, 2007 (inception)
through September 30, 2008	5

Statement of Changes in Shareholders' Deficit for the period
from November 29, 2007 through September 30, 2008	6

Condensed Statements of Cash Flows for the nine months
ended September 30, 2008 and 2007 and November 29, 2007 (inception)
through September 30, 2008	7

Notes to Condensed Financial Statements	8

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2008	2007
		Note 1
Assets
Current assets:
Cash	$439	$1,000
Merchandise inventory, at cost	3,985	3,211

	$4,424	$4,211

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$6,499	$7,500
Notes payable, related parties (Note 2)	16,550	—
Accrued interest payable, related parties	1,359	—

Total liabilities	24,408	7,500

Shareholders’ deficit:
Preferred stock	—	—
Common stock	4,211	4,211
Additional paid-in capital	47,715	4,781
Deficit accumulated during the development stage	(71,910)	(12,281)

Total shareholder’s deficit	(19,984)	(3,289)

	$4,424	$4,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

					November 29,
					2007 (Inception)
	Three Months Ended		Nine Months Ended		through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Net sales and gross revenue	$—	$—	$—	$—	$—

Selling, general and administrative expenses	22,696	—	58,270	—	70,551

Operating loss	(22,696)	—	(58,270)	—	(70,551)

Other income (expense):
Interest expense	(678)	—	(1,359)	—	(1,359)

	(23,374)	—	(59,629)	—	(71,910)

Income taxes (Note 4)
Income tax provision	—	—	—	—	—

Net loss	$(23,374)	$—	$(59,629)	$—	$(71,910)

Basic and diluted loss per share	$(0.00)	$—	$(0.01)	$—	$(0.01)

Weighted average common shares outstanding	11,920,600	—	11,920,600	—	11,920,600

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
November 29, 2007	—	$—	—	$—	$—	$—	$—
Issuance of common stock
for cash and property
(Note 3)	—	—	11,920,600	4,211	—	—	4,211
Contributed services
(Note 2)	—	—	—	—	4,771	—	4,771
Issuance of warrant to
A-Squared Holdings, Inc.
(Note 3)	—	—	—	—	10	—	10
Net loss	—	—	—	—	—	(12,281)	(12,281)
Balance at
December 31, 2007	—	$—	11,920,600	$4,211	$4,781	$(12,281)	$(3,289)
Contributed services
(Note 2)	—	—	—	—	42,934	—	42,934
Net loss	—	—	—	—	—	(59,629)	(59,629)
Balance at
September 30, 2008	—	$—	11,920,600	$4,211	$47,715	$(71,910)	$(19,984)

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			November 29,
			2007 (Inception)
	Nine Months Ended		through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net income/loss	$(59,629)	$—	$(71,910)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment (Note 3)	—	—	10
Contributed services (Note 2)	36,000	—	40,000
Contributed rent (Note 2)	6,934	—	7,705
Changes in operating assets and liabilities:
Inventory	(774)	—	(774)
Accounts payable	(1,001)	—	6,499
Accrued interest related party	1,359	—	1,359
Net cash used in
operating activities	(17,111)	—	(17,111)

Cash flows from financing activities:
Proceeds from issuance of related party notes	16,550	—	16,550
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	16,550	—	17,550

Net change in cash and
cash equivalents	(561)	—	439

Cash and cash equivalents:
Beginning of period	1,000	—	—

End of period	$439	$—	$439

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property (Note 2)	$—	$—	$3,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

Note 1:   Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007 and the period from November 29, 2007 (inception) through September 30, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three- and nine-month period ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Certain amounts in prior periods have been reclassified to conform to current period’s presentation.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have not generated revenues from our inception and at September 30, 2008, we had a cash position of $ 439.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements.

(2)  Related Party Transactions

An affiliate contributed office space to us during the period from November 29, 2007 through September 30, 2008.  We recognized $6,934 for the period from January 1, 2008 to September 30, 2008, and $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through September 30, 2008.  We recognized $36,000 for the period from January 1, 2008 to September 30, 2008, and $4,000 for the period from November 29, 2007 through December 31, 2007, in contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the quarter ended September 30, 2008, our affiliate, Fincor, Inc. provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.  (See Note 1)

As of September 30, 2008, notes payable, related parties, consist of the following:

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

	September 30,	December 31,
	2008	2007
Demand note payable to affilliate A-Squared Holdings, Inc. February 29, 2008, due on November 29, 2008, unsecured and bearing interest at 15%, interest payable every 90 days	$5,000	$-

Demand note payable to affilliate Fincor, Inc,February 11, 2008, due on November 29, 2008,unsecured and bearing interest at 15%, interest payable every 90 days	11,550	-

Total notes payable, related parties	$16,550	$-

Interest expense accrued during the three months and nine months ended September 30, 2008 was $678 and $1,359, respectively.

During the period from January 1, 2008 to September 30, 2008 we acquired additional inventory at cost valued at $774. In November 2007, we acquired inventory valued at $3,211 from Fincor. We valued the inventory at Fincor’s book value or “predecessor cost.”

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2007	$200,000	$0.001	4.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2008	200,000	0.001	4.6 years

Exercisable at December 31, 2007	$200,000	$0.001		—
Exercisable at September 30, 2008	$200,000	$0.001		—

(4)  Income taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate at September 30, 2008, is as follows:

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

	September 30,	December 31,
	2008	2007
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	5.32%
Permanent differences	-8.89%	-7.89%

Net operating loss for which no tax
benefit is currently available	-10.05%	-12.43%
	0.00%	0.00%

(5)  Commitments and contingencies

Credit facilities
We have a $200,000 line of credit from A-Squared Holdings, Inc. (“A-Squared”) to cover operating expenses. Interest is at 15 percent, payable quarterly.  The line of credit matures in November 2009, however, A-Squared may, at its option, extend the facility for one-year in consideration of a renewal fee equal to 1.5% of the then outstanding principal balance due. The unused portion of the credit facility at September 30, 2008 was $195,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-Q. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

Overview and History

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

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through September 30, 2008, revenues were $-0-.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended September 30, 2008 were $22,696 compared to $58,270 for the nine months ended September 30, 2008, and $70,551 from inception through September 30, 2008 The major components of operating expenses include rent, marketing costs, professional fees, which consist of legal and accounting costs, and telephone expenses.

As a result of the foregoing, we had a net loss of $23,374 ($0.00 per share) for the three months ended September 30, 2008 compared to a net loss of $59,629 ($0.01 per share) for the nine months ended September 30, 2008, and $ 71,910 from inception through September 30, 2008 ($0.01 per share).

For the fiscal year ended 2007 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and our ability to generate revenues.

On the other hand, we may choose to scale back our operations to operate at break-even with a smaller level of business activity, while adjusting our overhead to meet the revenue from current operations. In addition, we expect that we will need to raise additional funds if we decide to pursue more rapid expansion, the development of new or enhanced products, appropriate responses to competitive pressures, or the acquisition of complementary businesses or technologies, or if we must respond to unanticipated events that require us to make additional investments. We cannot assure that additional financing will be available when needed on favorable terms, or at all.

We may continue to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues or additional financing when needed could cause us to go out of business.

Liquidity and Capital Resources

As of September 30, 2008, we had cash or cash equivalents of $ 439.

Net cash used for operating activities was $17,111 for the nine months ended September 30, 2008 compared net cash used for operating activities of $17,111 from inception through September 30, 2008.

Cash flows provided by financing activities were $16,550 for the nine months ended September 30, 2008 compared to $17,550 from inception through September 30, 2008. These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations. We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Revenue Recognition

 We have had no revenue during the period ended September 30, 2008. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

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

    We generated no revenues during the period ended December 31, 2007, and management does not anticipate any revenues until March, 2009 as contemplated by our business plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Identified in connection with the evaluation required by paragraph (d) of Rule 240.13a-15 or Rule 240.15d-15 of this chapter that occurred during the registrant’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

If we do not generate adequate revenues to finance our operations, our business may fail.

             On September 30, 2008, we had a cash position of $ 439. We had a net loss from inception (November 29, 2007) through September 30, 2008 of $71,910. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for selling our products. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from operations using referrals from Fincor, Inc., our former parent company, and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due November 29, 2008, with a possible extension ending November 29, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None

ITEM 5.  OTHER INFORMATION
              None

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 29, 2007 for A-Squared Holdings, Inc.
10.1*	Promissory note dated November 29, 2007 with A-Squared Holdings, Inc.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

            * Previously filed

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on NOVEMBER 14, 2008.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)