Form 10-K
period 2008-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2009-03-30
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]   No [].

Registrant had no revenues for its most recent fiscal year. The aggregate market value of the voting stock held by nonaffiliates is approximately $5,000. Our shares of common stock do not currently trade.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 3, 2009, was 11,925,600.

FORM 10-K
Forever Valuable Collectibles, Inc.
INDEX

PART I

Item 1. Business	3

Item 1A. Risk Factors	6

Item 2. Property	11

Item 3. Legal Proceedings	11

Item 4. Submission of Matters to a Vote of Security Holders	11

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	11

Item 6. Selected Financial Data	10

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	15

Item 8. Financial Statements and Supplementary Data	15

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	19

Item 9A(T). Controls and Procedures	19

Item 9B. Other Information	20

PART III

Item 10. Directors, Executive Officers and Corporate Governance	20

Item 11. Executive Compensation	22

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	23

Item 13. Certain Relationships and Related Transactions, and Director Independence	23

Item 14. Principal Accountant Fees and Services	24

Item 15. Exhibits, Financial Statements, Schedules	25

Financial Statements pages	F-1 - F-13

Signatures	26

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

     Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303) 573-1000.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Organization

            As of December 31, 2008, we are comprised of one corporation with no subsidiaries.

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

●
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

●
Develop Database Direct Mail, Telemarketing and Internet Marketing Programs. We plan to develop databases that detail the buying patterns and merchandise preferences of potential customers and enable us to conduct targeted database direct mail, telemarketing and Internet marketing programs.

●
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

Backlog

   At December 31, 2008, we had no backlogs.

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

        On December 31, 2008, we had a nominal cash position of $212. We had a net loss  of $78,483 for the year ended December 31, 2008, compared to a net loss from inception (November 29, 2007) through December 31, 2008 of $90,764 Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for selling our products. However, the operating costs and expected revenue generation are difficult to predict. We intend to generate revenues in the next twelve months from operations using referrals from Fincor, Inc., our former parent company, and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●       our ability to locate customers who will use our memorabilia and collectibles services; and

●       our ability to generate revenues.

        Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

The sports collectibles industry is highly fragmented and competitive. In addition to other collectibles retailers, we will compete with mid-to-upscale department stores, gift stores, TV shopping, and collectors clubs. We may even, in certain cases, compete with the owners of the licensed sports products who sell products through their own stores and other marketing channels. All of our competitors are larger and have substantially greater financial, marketing and other resources than us. In addition, although the primary points of competition are service and availability of desired merchandise, there can be no assurance that pricing competition will not develop.  Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the collectibles industry, which could change the competitive dynamics of the industry.  Because retailers of collectibles generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant.  Therefore, there can be no assurance that additional participants will not enter the market or that we could compete effectively with such entrants. Further, although our management has begun preliminary activities, we have not commenced operations. We are new, have no operating history and, therefore, will have difficulty competing with established companies. There are numerous competitors which are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. Even if the maximum number of shares is sold, we will be at a competitive disadvantage to firms that are already established. We cannot expect to be a significant participant in the market for collectibles within the foreseeable future.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           We held two shareholders meeting in the fourth quarter of our fiscal year. On, October 17, 2008, a board meeting was held to issue 5,000 shares of restricted common stock. On November 26, 2008, a board meeting was held during which a motion was presented and passed to extend the Maturity Date of all promissory notes expiring on November 29, 2008, to November 29, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

           As of March 3, 2009, there were 44 record holders of our common stock and there were 11,925,600 shares of our common stock outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Set forth below is our selected financial data as of and for the year ended December 31, 2008. This financial information is derived from our consolidated financial statements and related notes included elsewhere in this prospectus and is qualified by reference to these consolidated financial statements and the related notes thereto.

Balance Sheet Data	December 31,
2008

Total assets	$3,447

Current assets	$212

Current liabilities	$27,473

Deficit accumulated during the development stage	$(90,764)

Shareholders' Deficit	$(24,026)

Operating Statement Data	For the Period ended December 31, 2008

Revenues	$-0-

Net income (loss)	$(78,483)

Weighted average number of common shares	$11,920,985

Basic and diluted income (loss) per common share	$(0.01)

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

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2008, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

 We have had no revenue during the period ended December 31, 2008. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2008 to December 31, 2009.

 Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2008, and was extended until November 29, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

  We have generated no revenues during the period ended December 31, 2008, and management does not anticipate any revenues until June, 2009 as contemplated by our business plan.

  We have minimal inventory valued at $3,235 which we have acquired from affiliates. We anticipate implementing the following business plan for our next twelve months:

        As we have attempted to implement our business plan  during our first 12 months, we will continue to concentrate on the purchase of inventory.  The new inventory will consist primarily of sports collectibles and will be obtained in the following ways:

1.	Continued development of business contacts.

2.	Setting up a table at major sports collectibles trade show in the Midwest and West. We plan to purchase inventory brought into the show by collectors who want to sell.

3.	Making buying trips. Prior to any trips, a small ad will be placed in the local newspaper to notify collectors of the location and times when they can bring their collectibles to be purchased.

          In the months ahead, we will continue to purchase sports memorabilia to build an appropriate inventory level.  Initially, we will sell our inventory on a cash-only basis. At some point within the next twelve months of our operations, we will begin selling inventory on Ebay and begin accepting credit cards in order to reach a potential broader market.

  The new inventory will be acquired by attending at least one large trade show, by contacting private collectors, and through other sports collectibles business contacts. Through out this process, we will continue to sell by advertising in hobby publications and by selling at all trade shows attended. We will begin plans to hold a live public auction which will be held in Denver and be run by a licensed, third party auctioneer, who we will hire.

We anticipate taking additional buying trips and attending at least one major trade show. Once we hold the public auction, we will keep the list of all attendees and add them to our mailing list.  We will begin to plan a direct mail sale targeted to our mailing list.  We will continue to attend at least one trade show per month and buying and selling inventory.

As business progresses, we plan to attend another trade show and to make another buying trip. Furthermore, we plan to begin to put together a direct sales email campaign to send out to our mailing list.  New customers will always be solicited at each trade show attended.

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

Following activation of the company website, we will promote the website in all hobby publication ads and when selling auction lots on Ebay.  We will send emails to our mailing list promoting the website.  Continue attending trade shows and plan an additional buying trip.

       We anticipate developing our plan for the next twelve months using a combination of our loan from A-Squared and the cash flow generated from sales.

Seasonality

We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year. However, with our startup phase, we do not anticipate any material revenue until June, 2009.

Results of Operations

 We had no revenue for the fiscal year ended December 31, 2008.  Operating expenses during the period ended December 31, 2008 totaled $78,483 consisting filing fees, interest expenses, professional fees and rent.

Liquidity and Capital Resources

 At December 31, 2008, we had a nominal cash balance of $212. Our total assets were $3,447. At December 31, 2008 our current liabilities were $ 27,473, which consists of accounts payable, interest accrued payable, and loans payable. While contributed services and fees throughout the development stage total $62,027 in additional paid-in capital, total operating losses for the same period equal $90,764, resulting in a net shareholders’ deficit of $24,026 at the fiscal year ended December 31, 2008.

Financial Position

 At December 31, 2008, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. Management estimates it will take approximately an additional $30,000 - $50,000 per year to fund proposed operations. We have since posted offered our inventory on our EBay site. Since we have limited operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. In addition, the current economic crisis has led to an overall consumer confidence decline. The demand for sports memorabilia has declined due to the overall conservative nature displayed in consumer behaviors over the last three quarters. Holiday spending was largely over projected in all sectors of consumer spending.  Furthermore, we have no commitment for funding after fiscal year 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2008 and 2007	F-3

Statements of Operations for the year ended December 31, 2008, from November 29, 2007 (inception) through December 31, 2007,
and from November 29, 2007 (inception) through December 31, 2008	F-4

Statement of Changes in Shareholders' Deficit from
November 29, 2007 (inception) through December 31, 2008	F-5

Statements of Cash Flows for the year ended December 31, 2008, from November 29, 2007 (inception) through December 31, 2007,
and from November 29, 2007 (inception) through December 31, 2008	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of
Forever Valuable Collectibles, Inc.

We have audited the accompanying balance sheet of Forever Valuable Collectibles, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2008, from November 29, 2007 (inception) through December 31, 2007, and from November 29, 2007 (inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, from November 29, 2007 (inception) through December 31, 2007, and from November 29, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses during the development stage and at December 31, 2008, had a net capital deficiency.  Those conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 19, 2009

COLLECTIBLES, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2008	2007

Assets
Assets:
Cash	$212	$1,000
Merchandise inventory, at cost	3,235	3,211

	$3,447	$4,211

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable:
Related party (Note 2)	$3,375	$—
Other	5,324	7,500
Notes payable, related parties (Note 2)	16,824	—
Accrued interest payable, related parties (Note 2)	1,950	—

Total liabilities	27,473	7,500

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
11,925,600 and 11,920,600 shares issued and outstanding, respectively	4,711	4,211
Additional paid-in capital	62,027	4,781
Deficit accumulated during the development stage	(90,764)	(12,281)

Total shareholders’ deficit	(24,026)	(3,289)

	$3,447	$4,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statements of Operations

		November 29,	November 29,
	For The	2007 (Inception)	2007 (Inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Net sales and gross revenue	$—	$—	$—

Contributed rent and services (Note 2)	57,246	4,771	62,017
Selling, general and administrative
expenses, related party (Note 2)	3,375	—	3,375
Selling, general and administrative
expenses, other	15,638	7,510	23,148

Operating loss	(76,259)	(12,281)	(88,540)

Other income (expense):
Interest expense	(2,224)	—	(2,224)

Loss before income taxes	(78,483)	(12,281)	(90,764)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(78,483)	$(12,281)	$(90,764)

Basic and diluted loss per share	$(0.01)	$—

Weighted average common shares outstanding	11,920,985	11,920,600

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
November 29, 2007	—	$—	—	$—	$—	$—	$—
November 2007, issuance of
common stock for cash and
property (Note 1)	—	—	11,920,600	4,211	—	—	4,211
November 2007, issuance of
warrant to A-Squared
Holdings, Inc. (Note 3)	—	—	—	—	10	—	10
Contributed rent and services
(Note 2)	—	—	—	—	4,771	—	4,771
Net loss	—	—	—	—	—	(12,281)	(12,281)
Balance at
December 31, 2007	—	—	11,920,600	4,211	4,781	(12,281)	(3,289)
October 2008, common stock
issued in exchange for
professional services (Note 3)	—	—	5,000	500	—	—	500
Contributed rent and services
(Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(78,483)	(78,483)
Balance at
December 31, 2008	—	$—	11,925,600	$4,711	$62,027	$(90,764)	$(24,026)

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statements of Cash Flows

		November 29,	November 29,
	For The	2007 (Inception)	2007 (Inception)
	Year Ended	through	through
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(78,483)	$(12,281)	$(90,764)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment (Note 3)	500	10	510
Contributed services (Note 2)	48,000	4,000	52,000
Contributed rent (Note 2)	9,246	771	10,017
Changes in operating assets and liabilities:
Inventory	(24)	—	(24)
Accounts payable	1,199	7,500	8,699
Accrued interest related party	1,950	—	1,950
Net cash used in
operating activities	(17,612)	—	(17,612)

Cash flows from financing activities:
Proceeds from issuance of related party notes	16,824	—	16,824
Proceeds from issuance of common
stock, net of issuance costs	—	1,000	1,000
Net cash provided by
financing activities	16,824	1,000	17,824

Net change in cash and
cash equivalents	(788)	1,000	212

Cash and cash equivalents:
Beginning of period	1,000	—	—

End of period	$212	$1,000	$212

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property (Note 2)	$—	$3,211	$3,211

See accompanying notes to financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon effectiveness of a Registration Statement filed with the SEC by Forever Valuable Collectibles, Inc. (the “Company” or “we”), Fincor, Inc. (“Fincor”) completed the spin-off of the Company to its shareholders of record as of August 13, 2008.  The transaction was effected by the issuance of 11,920,600 shares of the Company’s common stock to Fincor in exchange for cash and property.

Fincor shareholders retained their Fincor common shares and, after the spin-off, received (1) share of the common stock of the Company for each share of Fincor common stock held.  Immediately following the spin-off, Fincor’s shareholders owned approximately 100 percent of the Company’s common stock.

The Company accounted for the spin-off based on recorded amounts.

The Company is incorporated in the State of Colorado and plans to enter the memorabilia and collectible industry.  The Company is a development stage enterprise in accordance with accounting principles generally accepted in the United States of America.

Basis of Presentation and Going Concern

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have not generated revenues from our inception and at December 31, 2008, we had a cash position of $212.

In November, 2007, A-Squared Holdings, Inc., an affiliated company, agreed to provide us with a credit facility of $200,000 for working capital (see Note 2).  There is no assurance that this credit facility will be sufficient to meet our future cash needs.  A second affiliate, Fincor, Inc., has also advanced working capital to us on an as-needed basis in exchange for promissory notes (see Note 2).  There is no assurance that these loans will continue in the future.

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

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

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

Revenue Recognition

The Company had no revenue during the year ended December 31, 2008 and the period ended December 31, 2007. Anticipated future operating revenue will represent product sales in connection with owning and operating a memorabilia and collectibles business.  We plan to recognize revenue on the sale of our inventory when both of the following conditions are met:

1.   The sale is consummated; and
2.   Collection of the sales price has either been received or is assured.

Advertising Costs

The Company plans to expense all advertising costs as incurred. The Company had no advertising costs during the year ended December 31, 2008 and the period ended December 31, 2007.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under SFAS No. 109 and accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax loss of $12,281 for the period from November 29, 2007 through December 31, 2007 and $78,483 for the year ended December 31, 2008.

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

The carrying amounts reported for cash, accounts payable and accrued liabilities, and notes payable are considered to approximate fair values based upon the short maturities of those financial instruments.

Financial instruments that potentially subject us to concentrations of credit risks consist of cash. We invest our excess cash in accordance with our investment policy and cash depositories did not exceed federally insured limits during the period from November 29, 2007 (inception) through December 31, 2008.

Stock-based Compensation

Effective November 29, 2007, we adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”), Share-Based Payment, or SFAS No. 123(R).  Under the fair value recognition provisions of SFAS No. 123(R), stock-based compensation cost is measured at the grant date based on the value of the awards and is recognized as expense over the vesting period.

Loss per Common Share

SFAS 128, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 20008 and 2007, a warrant to purchase 200,000 shares of our common stock was excluded from diluted earnings per share because it was anti-dilutive.

New Accounting Standards

In June 2008, the FASB issued Staff Position No. EITF 03-6-1 (“EITF No. 03-6-1”), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the earnings allocation in calculating earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008.

In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (“SFAS No. 161”), Disclosures about Derivative Instruments and Hedging Activities SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008.

The above pronouncements are not currently expected to have a material effect on our financial statements.

(2)  Related Party Transactions

An affiliate contributed office space to us during the period from November 29, 2007 through December 31, 2008.  We recognized $9,246 for the year ended December 31, 2008, and $771 for the period from November 29, 2007 (inception) to December 31, 2007, in rent expense.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 (inception) through December 31, 2008.  We recognized $48,000 for the year ended December 31, 2008, and $4,000 for the period from November 29, 2007 (inception) through December 31, 2007, in contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

During the year ended December 31, 2008, we incurred stock transfer agent fees to X-Pedited Transfer Corp., an affiliate, totaling $3,375.  This balance remained unpaid at December 31, 2008 and is included in the accompanying Balance Sheet as Accounts payable, related party.

During the year ended December 31, 2008, our affiliates, Fincor, Inc. and A-Squared Holdings, Inc. provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of December 31, 2008, notes payable to related parties, consist of the following:

	December 31,
	2008	2007
Demand note payable to affilliate A-Squared Holdings, Inc. issued
February 29, 2008, due on November 29, 2009, unsecured and bearing
interest at 15%, interest payable every 90 days	$5,084	$-

Demand notes payable to affilliate Fincor, Inc. issued between
January 16, 2008 and August 20, 2008, due on November 29, 2009,
unsecured and bearing interest at 15%, interest payable every 90 days	11,740	-

Total notes payable, related parties	$16,824	$-

Interest expense accrued during the year ended December 31, 2008 and from November 29, 2007 9inception) to December 31, 2007 were $1,950 and $-0-, respectively.

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

During October 2008, we issued 5,000 shares of common stock to a vendor in exchange for payment of professional fees.  The transaction was recorded based on the fair value of the services rendered, which totaled $500, or $0.10 per share.

Warrant to purchase our common stock
On November 29, 2007 the Board of Directors unanimously approved the granting of a warrant to A-Squared Holdings, Inc. in exchange for providing a one-year, $200,000 credit facility to the Company (See Note 5).

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

The warrant vested as of the date of the grant and expires in five years.  All 200,000 shares underlying the warrant are exercisable at $0.001 per share.  The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model.  Compensation expense totaling $10 was recognized during the period ended December 31, 2007.  No warrants had been exercised  through December 31, 2008.

The status of the Company’s outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Rermaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at November 29, 2007 (inception)	$—	$—
Granted	200,000	0.001	4.9 years
Exercised	—	—
Cancelled	—	—
Outstanding at December 31, 2007	$200,000	$0.001	4.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at December 31,2008	200,000	0.001	3.9 years

Exercisable at December 31, 2007	$200,000	$0.001		$—
Exercisable at December 31, 2008	$200,000	$0.001		$—

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

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rates at December 31, 2008 and 2007 is as follows:

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

	December 31,
	2008	2007
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	5.32%
Permanent differences	-13.82%	-7.89%
Net operating loss for which no tax
benefit is currently available	-5.12%	-12.43%
	0.00%	0.00%

At December 31, 2008, deferred tax assets consisted of a net tax asset of $5,547, due to an operating loss carryforward of $28,747, which was fully allowed for, in the valuation allowance of $5,547. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2008 was $4,021. Net operating loss carryforwards will expire through 2028.  The value of these carryforwards depends on the ability of the company to generate taxable income.

At December 31, 2007, deferred tax assets consisted of a net tax asset of $1,526, due to operating loss carry forwards of $7,510, which was fully allowed for, in the valuation allowance of $1,526.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the period ended December 31, 2007 was $1,526.

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

(5)  Subsequent Events

Notes Payable to Related Parties
During February and March 2008, Fincor, Inc., an affiliate, provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.  The notes mature on November 29, 2009, carry a 15% interest rate and interest payments are due quarterly.

Common Stock Issuances
During March 2009, we issued 25,000 shares of common stock to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, for payment of professional services.  The transaction was recorded based on the fair value of the services rendered, which totaled $2,500, or $0.10 per share.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

   Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

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

Attestation Report of the Registered Public Accounting Firm.

 This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

      Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

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

Director and Executive Compensation

          Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2008.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $12,000 for the period from January 1, 2008 to March 31, 2008, and $36,000 for the period from June 1, 2008 through December 31, 2008, for her contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in its Form 10-K and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent year or prior years. We have nothing to report in this regard.

Code of Ethics

         Our board of directors has not adopted a code of ethics but plans to do so in the future.

Item 11.  EXECUTIVE COMPENSATION

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2008.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $36,000 for the period from January 1, 2008 to  September 30, 2008, and $12,000 for the period from October 1, 2008 through December 31, 2008, reported as contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

  Our officer and director did not receive nor was she entitled to receive any finder’s fee, either directly or indirectly, as a result of her efforts to implement our business plan outlined herein.

  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following sets forth the number of shares of our no par value common stock beneficially owned by (i) each person who, as of March 3, 2009, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 11,925,600 shares of common stock were issued and outstanding as of March 3, 2009.

 The following table reflects our stock ownership after the completion of the spin-off of our shares to the shareholders of record of Fincor as of March 3, 2009.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

 We have issued a total of 200,000 warrants to A-Squared, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for A-Squared to loan us $200,000. The warrants are subject to registration rights.

      After the spin-off distribution, Robert and Jodi Stevens hold 11,495,000 shares of our issued and outstanding stock, representing approximately 96.4% of our issued and outstanding common stock. There were 11,925,600 shares of our common stock outstanding at August 13, 2008.  Robert and Jodi Stevens hold 11,495,000 shares of Fincor stock out of a total of 11,925,600 shares. X-Pedited Transfer Corporation is a subsidiary of Fincor, Inc. Mrs. Stevens is the President of X-Pedited Transfer Corporation.

    We use the mailing address of the offices of Fincor for our mailing address.  We purchased inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory.  This inventory consisted exclusively of sports memorabilia.  The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211 and have purchased $774 additional inventory since that time .  To date, we have not sold any of the inventory.

     An affiliate contributed office space to us during the period from November 29, 2007 through March 31, 2008.  We recognized $9,246 the period from January 1, 2008 to December 31, 2008, and $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  The Board of Directors valued the contribution based on rent for similar space in the local area.

     Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2008.  We recognized $40,000 for the period from November 29, 2007 through September 30, 2008, and $12,000 for the period from October1, 2008 through December 31, 2008, reported as contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal year ended December 31, 2008, along with the related consolidated statements of operations, stockholders’ equity and cash flows have been audited by Cordovano and Honeck LLP., of Englewood, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $ 7,537.50 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $2,000 in connection with the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports for the period ended December 31, 2007.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following person in the capacity and on the date indicated.

Date: March 30, 2009	By:	/s/ Jodi Stevens
Jodi Stevens
Director