Form 10-Q
period 2009-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2009-05-19
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2009

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]  No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files. Yes []  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes []    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date,  March 31, 2009,  was 11,950,600.

FORM 10-Q

Forever Valuable Collectibles, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$399	$212
Accounts Receivable	585	—
Merchandise inventory, at cost	3,135	3,235

	$4,119	$3,447

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable:
Related party (Note 2)	$1,545	$3,375
Other	5,435	5,324
Notes payable, related parties (Note 2)	23,324	16,824
Accrued interest payable, related parties (Note 2)	2,755	1,950

Total liabilities	33,059	27,473

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
11,950,600 and 11,920,600 shares issued and outstanding, respectively	7,211	4,711
Additional paid-in capital	76,338	62,027
Deficit accumulated during the development stage	(112,489)	(90,764)

Total shareholders’ deficit	(28,940)	(24,026)

	$4,119	$3,447

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

			November 29,
			2007 (Inception)
	For The Three Months		through
	Ended March 31,		March 31,
	2009	2008	2009
Net sales and gross revenue	$585	$—	$585

Cost of Goods Sold	450	—	450

Gross Margin	135	—	135

Contributed rent and services (Note 2)	14,311	14,311	76,328
Selling, general and administrative
expenses, related party	699	1,247	4,074
Selling, general and administrative
expenses, other	6,045	2,500	29,193

Operating loss	(20,920)	(18,058)	(109,460)

Other income (expense):
Interest expense	(805)	(168)	(3,029)

Loss before income taxes	(21,725)	(18,226)	(112,489)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(21,725)	$(18,226)	$(112,489)

Basic and diluted loss per share	$(0.00)	$—

Weighted average common shares outstanding	11,929,767	11,920,600

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit (Unaudited)
						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2008	—	$—	11,925,600	$4,711	$62,027	$(90,764)	$(24,026)
March 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	25,000	2,500	—	—	2,500
Contributed rent and
services	—	—	—	—	14,311	—	14,311
Net loss	—	—	—	—	—	(21,725)	(21,725)
Balance at
March 31, 2009	—	$—	11,950,600	$7,211	$76,338	$(112,489)	$(28,940)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

			November 29,
			2007 (Inception)
	Three Months Ended		through
	March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(21,725)	$(18,226)	$(112,489)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	2,500	—	3,010
Contributed services (Note 2)	12,000	12,000	64,000
Contributed rent (Note 2)	2,311	2,311	12,328
Changes in operating assets and liabilities:
Account Recievable	(585)	—	(585)
Inventory	100	—	76
Accounts payable	(1,719)	(6,082)	6,980
Accrued interest related party	805	—	2,755
Net cash used in
operating activities	(6,312)	(9,997)	(23,924)

Cash flows from financing activities:
Proceeds from issuance of related party notes	6,500	10,000	23,324
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	6,500	10,000	24,324

Net change in cash and
cash equivalents	188	3	399

Cash and cash equivalents:
Beginning of period	211	1,000	—

End of period	$399	$1,003	$399

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property (Note 2)	$—	$3,211	$3,211

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements
  Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and cash flows for the three ended March 31, 2009 and 2008 and the period from November 29, 2007 (inception) through March 31, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $585 from our inception and at March 31, 2009 we had a cash position of $399.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

(2)  Related Party Transactions

An affiliate contributed office space to us during the period from November 29, 2007 through March 31, 2009.  We recognized $2,311 for the quarters ending March 31, 2009 and 2008, and $12,328 for the period from November 29, 2007 to March 31, 2009, in rent expense.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through March 31, 20009.  We recognized $12,000 for the quarters ending March 31, 2009 and 2008, and $64,000 for the period from November 29, 2007 to March 31, 2009, in contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During March 2009, we issued 25,000 shares of common stock to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, for payment of professional services.  The transaction was recorded based on the fair value of the services rendered, which totaled $2,500, or $0.10 per share.

We have a $200,000 line of credit from A-Squared Holdings, Inc. (“A-Squared”), an affiliate, to cover operating expenses. Interest is at 15 percent, payable quarterly.  The line of credit matures in November 2009, however, A-Squared may, at its option, extend the facility for one-year in consideration of a renewal fee equal to 1.5% of the then outstanding principal balance due. The unused portion of the credit facility at March 31, 2009 was $195,000.

During the quarter ended March 31, 2009, our affiliate, Fincor, Inc. provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of March 31, 2009, notes payable, related parties, consist of the following:

	March 31,	December 31,
	2009	2008
Demand note payable to affilliate A-Squared Holdings, Inc.
February 29, 2008, due on November 29, 2009, unsecured
and bearing interest at 15%, interest payable every 90 days	$5,084	$5,084

Demand notes payable to affilliate Fincor, Inc. issued from
February 11, 2008 to March 3, 2009, and due on November
29, 2009, unsecured and bearing interest at 15%, interest
payable every 90 days	18,240	11,740

Total notes payable, related parties	$23,324	$16,824

Interest expense accrued during the three months ended March 31, 2009 and 2008 was $805 and $168, respectively.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2008	$200,000	$0.001	3.9 years
Granted	—	—
Exercised	—	—
Cancelled.	—	—
Outstanding at March 31, 2009…..	200,000	0.001	3.6 years

Exercisable at December 31, 2008	$200,000	$0.001		$—
Exercisable at March 31, 2009	$200,000	$0.001		$—

(4)  Income taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. The Company incurred net losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- in income taxes.

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

Overview and History

 Forever Valuable is a corporation which was formed under the laws of the State of Colorado on November 29, 2007. We are a wholly-owned subsidiary of Fincor, Inc. (“Fincor”).

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

Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303) 573-1000 .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through March 31, 2009, revenues were $ 585.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended March 31, 2009, were $ 20,920 compared to $ 18,058 for the three months ended March 31, 2008, and $ 112,489 from inception through March 31, 2009.  The major components of operating expenses include rent, transfer agent fees, marketing costs, professional fees, which consist of legal and accounting costs.

              As a result of the foregoing, we had a net loss of $ 21,725 for the three months ended March 31, 2009 compared to a net loss of $ 18,226 for the twelve months ended March 31, 2008, and $ 112,489 from inception through March 31, 2009.

For the fiscal year ended 2008 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and our ability to generate revenues.

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

Liquidity and Capital Resources

As of March 31, 2009, we had cash or cash equivalents of $ 399.

Net cash used for operating activities was $ 6,312 for the three months ended March 31, 2009 compared net cash used for operating activities of $9,997 for the three months ended March 31, 2008 and $ 23,924 from inception through March 31, 2009.

Cash flows provided by financing activities were $ 6,500 for the three months ended March 31, 2009 compared to $10,000 the three months ended March 31, 2008 and $ 24,324 from inception through March 31, 2009. These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended March 31, 2009, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Revenue Recognition

 We had revenue of $ 585 during the period ended March 31, 2009. Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for Mach 31, 2009 to December 31, 2008.

 Forever Valuable intends to continue its operations of the sales of a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009. These operating costs include and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next nine months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

   We have minimal inventory which we acquired from affiliates.  We purchased more inventory in the three months ended March 31, 2009 and will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next nine months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

1.  To business contacts made at trade shows attended in the prior two months

2.  Collectors contacted at the trade shows.

We also plan to increase our sales in the next nine months by establishing a website and utilizing Ebay, the internet powerhouse for selling memorabilia and collectible items online. The site would be a virtual store, where prospective buyers can see a list of the available merchandise and view pictures of the more expensive items.  Only items that have been purchased at an acceptable wholesale price will be offered.

Following activation of the company website, we will promote the website with ads in all hobby publications and when selling auction lots on Ebay.  We will send e-mail notices to our extensive mailing list promoting the website.

Seasonality

 We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

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

             On March 31, 2009, we had a cash position of $ 399. We had a net loss from inception through March 31, 2009 of $ 112,489.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2009, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the year ended December 31, 2008, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·       our ability to locate customers who will use our memorabilia and collectibles services; and

·       our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the year ending December 31, 2009. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

The sports collectibles industry is highly fragmented and competitive. In addition to other collectibles retailers, we will compete with mid-to-upscale department stores, gift stores, TV shopping, and collectors. We may even, in certain cases, compete with the owners of the licensed sports products who sell products through their own stores and other marketing channels. All of our competitors are larger and have substantially greater financial, marketing and other resources than us. In addition, although the primary points of competition are service and availability of desired merchandise, there can be no assurance that pricing competition will not develop.  Other retailing companies with significantly greater capital and other resources than us may enter or expand their operations in the collectibles industry, which could change the competitive dynamics of the industry.  Because retailers of collectibles generally do not own the proprietary rights to the products that they sell, the barriers to entry to these industries are not significant.  Therefore, there can be no assurance that additional participants will not enter the market or that we could compete effectively with such entrants. Further, although our management has begun preliminary activities, we have not commenced operations. We are new, have no operating history and, therefore, will have difficulty competing with a well-established company. There are numerous competitors that are larger, better established, better financed and better known than we are now or can expect to be in the foreseeable future. Even if the maximum number of shares is sold, we will be at a competitive disadvantage to firms that are already established. We cannot expect to be a significant participant in the market for collectibles within the foreseeable future.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on MAY 19, 2008.
FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens