Form 10-Q
period 2009-06-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2009-08-04
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended    June 30, 2009

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, June 30, 2009,  was 11,950,600.

FORM 10-Q

Forever Valuable Collectibles, Inc.

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Assets
Assets:
Cash	$6,564	$212
Merchandise inventory, at cost	3,135	3,235

	$9,699	$3,447

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable:
Related party (Note 2)	$1,545	$3,375
Other	2,980	5,324
Notes payable, related parties (Note 2)	33,324	16,824
Accrued interest payable, related parties (Note 2)	4,040	1,950

Total liabilities	41,889	27,473

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
11,950,600 and 11,925,600 shares issued and outstanding, respectively	7,211	4,711
Additional paid-in capital	90,650	62,027
Deficit accumulated during the development stage	(130,051)	(90,764)

Total shareholders’ deficit	(32,190)	(24,026)

	$9,699	$3,447

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Operations (Unaudited)

					November 29,
					2007 (Inception)
	For The Six Months		For The Three Months		through
	Ended June 30,		Ended June 30,		June 30,
	2009	2008	2009	2008	2009
Net sales and gross revenue	$585	$—	$—	$—	$585
		—
Cost of Goods Sold	450	—	—	—	450

Gross Margin	135	—	—	—	135

Contributed rent and services (Note 2)	28,623	28,623	14,312	16,312	90,640
Selling, general and administrative
expenses, related party	1,408	2,318	738	1,071	4,783
Selling, general and administrative
expenses, other	7,302	4,633	1,226	133	30,449

Operating loss	(37,198)	(35,574)	(16,276)	(17,516)	(125,737)

Other income (expense):
Interest expense	(2,090)	(682)	(1,285)	(514)	(4,314)

Loss before income taxes	(39,288)	(36,256)	(17,561)	(18,030)	(130,051)

Income taxes (Note 4):
Income tax provision	—	—	—	—	—

Net loss	$(39,288)	$(36,256)	$(17,561)	$(18,030)	$(130,051)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	11,942,267	11,920,600	11,950,600	11,920,600

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2008	—	$—	11,925,600	$4,711	$62,027	$(90,763)	$(24,025)
March 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	25,000	2,500	—	—	2,500
Contributed rent and
services	—	—	—	—	28,623	—	28,623
Net loss	—	—	—	—	—	(39,288)	(39,288)
Balance at
June 30, 2009	—	$—	11,950,600	$7,211	$90,650	$(130,051)	$(32,190)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows (Unaudited)

			November 29,
			2007 (Inception)
	Six Months Ended		through
	June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(39,288)	$(36,256)	$(130,051)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	2,500	—	3,010
Contributed services (Note 2)	24,000	24,000	76,000
Contributed rent (Note 2)	4,623	4,623	14,640
Changes in operating assets and liabilities:
Inventory	100	(400)	76
Accounts payable	(4,174)	(5,500)	4,525
Accrued interest related party	2,090	682	4,040
Net cash used in
operating activities	(10,148)	(12,851)	(27,759)

Cash flows from financing activities:
Proceeds from issuance of related party notes	16,500	12,250	33,323
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	16,500	12,250	34,323

Net change in cash and
cash equivalents	6,352	(601)	6,564

Cash and cash equivalents:
Beginning of period	212	1,000	—

End of period	$6,564	$399	$6,564

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property (Note 2)	$—	$3,211	$3,211

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

  Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008 and the period from November 29, 2007 (inception) through June 30, 2009. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2008.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $ 585 from our inception and at June 30, 2009 we had a cash position of $ 6,564.

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

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

(2)  Related Party Transactions

An affiliate contributed office space to us during the period from November 29, 2007 through June 30, 2009.  We recognized rent expense totaling $ 4,623 for each of the periods ending June 30, 2009 and 2008, and $14,640 for the period from November 29, 2007 to June 30, 2009.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through June 30, 2009.  We recognized $ 24,000 for the quarters ending June 30, 2009 and 2008, and $ 76,000 for the period from November 29, 2007 to June 30, 2009, in contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During March 2009, we issued 25,000 shares of common stock to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, for payment of professional services.  The transaction was recorded based on the fair value of the services rendered, which totaled $2,500, or $0.10 per share.

We have a $200,000 line of credit from A-Squared Holdings, Inc. (“A-Squared”), an affiliate, to cover operating expenses.  Interest is at 15 percent, payable quarterly.  The line of credit matures in November 2009, however, A-Squared may, at its option, extend the facility for one-year in consideration of a renewal fee equal to 1.5% of the then outstanding principal balance due. The unused portion of the credit facility at June 30, 2009 was $184,916.

As of June 30, 2009, notes payable, related parties, consist of the following:

	June 30,	December 31,
	2009	2008
Demand note payable to affilliate A-Squared Holdings, Inc.
February 29, 2008, due on November 29, 2009, unsecured
and bearing interest at 15%, interest payable every 90 days	$15,084	$5,084

Demand notes payable to affilliate Fincor, Inc. issued from
February 11, 2008 to March 3, 2009, and due on November
29, 2009, unsecured and bearing interest at 15%, interest
payable every 90 days	18,240	11,740

Total notes payable, related parties	$33,324	$16,824

Interest expense accrued during the six months ended June 30, 2009 and 2008 was $ 2,090 and $ 1,285 respectively.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Condensed Unaudited Financial Statements

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2008	$200,000	$0.001	3.9 years
Granted.	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2009	200,000	0.001	3.4 years

Exercisable at December 31, 2008	$200,000	$0.001		$ —
Exercisable at June 30, 2009	$200,000	$0.001		$ —

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

Overview and History

 Forever Valuable is a corporation which was formed under the laws of the State of Colorado on November 29, 2007.  As of April 18, 2009, we are a wholly-owned subsidiary of X-Clearing Corporation (“X-Clearing”).  Prior to that we had been a wholly-owned subsidiary of Fincor, Inc.  Fincor, Inc. was sold in a private transaction on April 17, 2009, and all previously held subsidiary operations were realigned under the new parent company, X-Clearing Corporation.

 On December 5, 2007, the directors of Fincor approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin-off to Fincor shareholders of record as of August 13, 2008 (the “Record Date”), on a pro rata basis, with one (1) Forever Valuable common share to be issued for each one (1) Fincor common share as of the Record Date. Since Fincor’s business is totally unrelated to the proposed activities of Forever Valuable, the Fincor directors decided it was in the best interest of both Fincor and Forever Valuable and Fincor's shareholders to spin-off Forever Valuable to better define the role of Fincor as a separate, stand-alone entity. The spin-off was completed in August, 2008.

Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303) 573-1000.

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through June 30, 2009, revenues were $ 585.

Operating expenses, which are composed of selling, general and administrative expenses for the six months ended June 30, 2009, were $ 37,198 compared to $ 35,574 for the six months ended June 30, 2008, and $ 125,737 from inception through June 30, 2009.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

            As a result of the foregoing, we had a net loss before income taxes of $ 39,288 ($0.00 per share) for the six months ended June 30, 2009 compared to a net loss before income taxes of $ 36,256 ($0.00 per share) for the six months ended June 30, 2008, and $ 130,051 ($0.00 per share) from inception through June 30, 2009.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash or cash equivalents of $ 6,564.

Net cash used for operating activities was $ 10,148 for the six months ended June 30, 2009 compared to net cash used for operating activities of $ 12,851 for the six months ended June 30, 2008 and $ 27,759 from inception through June 30, 2009.

Cash flows provided by financing activities were $ 16,500 for the six months ended June 30, 2009 compared to $ 12,250 the six months ended June 30, 2008 and $ 34,323 from inception through June 30, 2009.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended June 30, 2009, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Revenue Recognition

 We had no revenue during the period ended June 30, 2009. Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for July 01, 2009 to December 31, 2009.

 Forever Valuable intends to continue its operations of the sales of a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2009.  These operating costs include and all other costs of operations.  However, the operating costs and expected revenue generation are difficult to predict.  We expect to generate revenues in the next six months from memorabilia and collectibles operations using referrals from business contacts and unrelated individuals and other entities that operate in the memorabilia and collectibles business.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

   We have minimal inventory which we acquired from affiliates. We purchased additional inventory in the six months ended June 30, 2009 and will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next six months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

1.  To business contacts made at trade shows attended,

2.  Collectors contacted at the trade shows.

We also plan to increase our sales in the next six months by establishing a website and utilizing Ebay, the internet powerhouse for selling memorabilia and collectible items online. The site would be a virtual store, where prospective buyers can see a list of the available merchandise and view pictures of the more expensive items.  Only items that have been purchased at an acceptable wholesale price will be offered.

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

             On June 30, 2009, we had a cash position of $ 6,564.  We have had a net loss from inception through June 30, 2009 of $ 130,051.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2009, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended June 30, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2009.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens