Form 10-K
period 2009-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2010-03-25
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2009

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

Registrant had no revenues for its most recent fiscal year. The aggregate market value of the voting stock held by nonaffiliates is approximately $5,000. Our shares of common stock do not currently trade.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 3, 2010, was 11,972,600.

FORM 10-K

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

Organization

            As of December 31, 2009, we are comprised of one corporation with no subsidiaries.

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

Backlog

   At December 31, 2009, we had no backlogs.

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

        On December 31, 2009, we had a nominal cash position of $2690. We had a net loss  of $77,867 for the year ended December 31, 2009, compared to a net loss from inception (November 29, 2007) through December 31, 2009 of  $168,631. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for selling our products. However, the operating costs and expected revenue generation are difficult to predict. We intend to generate revenues in the next twelve months from operations using referrals from Fincor, Inc., our former parent company, and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2008, and extended to November 29, 2015. On November 26, 2009, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2015. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.

Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended December 31, 2009, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           We held three shareholders meetings during the fiscal year. On March 4, 2009 to issue 25,000 shares of restricted common stock, and on September 25, 2009 to issue 10,000 shares of restricted common stock. Both issuances were to X-Clearing Corporation FBO X-Pedited Transfer Corporation for transfer agent services. On November 23, 2009, a board meeting was held during which a motion was presented and passed to extend the Maturity Date of all promissory notes expiring on November 29, 2009, to November 29, 2015.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

           As of March 3, 2010, there were 45 record holders of our common stock and there were 11,972,600 shares of our common stock outstanding.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Set forth below is our selected financial data as of and for the years ended December 31,

2008 and December 31, 2009. This financial information is derived from our financial statements and related notes included elsewhere in this prospectus and is qualified by reference to these financial statements and the related notes thereto.

Balance Sheet Data	December 31,	December 31,
	2009	2008
Total assets	$5,678	$3,447

Current assets	$5,678	$3,447

Current liabilities	$46,825	$27,473

Deficit accumulated during the development stage	$(168,631)	$(90,764)

Shareholders' Deficit	$(41,147)	$(24,026)

Operating Statement Data	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008

Revenues	$-585-	$-0-

Net income (loss)	$(77,867)	$(78,483)

Weighted average number of common shares	11,944,510	11,920,985

Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

Management's Discussion and Analysis of Financial Condition and Results of Operations

 Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

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

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2009, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

 The company had revenues of $585during the period ended December 31, 2009. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2009 to December 31, 2010.

 Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2010. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2009, and was extended until November 29, 2010. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

  We have generated minimal revenues during the period ended December 31, 2009, and management does not anticipate any significant revenues until June, 2011 as contemplated by our business plan.

  We have minimal inventory valued at $2,988 which we have acquired from affiliates. We anticipate implementing the following business plan for our next twelve months:

        As we have attempted to implement our business plan during our first 14 months, and we will continue to concentrate on the purchase of inventory.  The new inventory will consist primarily of sports collectibles and will be obtained in the following ways:

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

  The new inventory will be acquired by attending at least one large trade show, by contacting private collectors, and through other sports collectibles business contacts. Throughout this process, we will continue to sell by advertising in hobby publications and by selling at all trade shows attended. We will begin plans to hold a live public auction which will be held in Denver and be run by a licensed, third party auctioneer, who we will hire.

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

Seasonality

We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year. However, with our startup phase, we do not anticipate any material revenue until June, 2011.

Results of Operations

 We had $585 in revenue for the fiscal year ended December 31, 2009.  Operating expenses during the period ended December 31, 2009 totaled $72,202 consisting filing fees, interest expenses, professional fees and rent.

Liquidity and Capital Resources

 At December 31, 2009, we had a nominal cash balance of $2,690. Our total assets were $5,678. At December 31, 2009 our current liabilities were $46,825, which consists of accounts payable, interest accrued payable, and loans payable. While contributed services and fees throughout the development stage total $119,263 in additional paid-in capital, total operating losses for the same period equal $168,631, resulting in a net shareholders’ deficit of $41,147 at the fiscal year ended December 31, 2009.

Financial Position

 At December 31, 2009, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. On November 29, 2009 a motion was passed to extend the Maturity date of the above notes to November 29, 2015. Management estimates it will take approximately an additional $30,000 - $50,000 per year to fund proposed operations. We have since posted offered our inventory on our EBay site. Since we have limited operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. In addition, the current economic crisis has led to an overall consumer confidence decline. The demand for sports memorabilia has declined due to the overall conservative nature displayed in consumer behaviors over the last three quarters. Holiday spending was largely over projected in all sectors of consumer spending.  Furthermore, we have no commitment for funding after fiscal year 2010. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2010, our business may fail.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2009 and 2008	F-3

Statements of Operations for the years ended December 31, 2009 from November 29, 2007 (inception) through December 31, 2007,
and from November 29, 2007 (inception) through December 31, 2009	F-4

Statement of Changes in Shareholders' Deficit from
November 29, 2007 (inception) through December 31, 2009	F-5

Statements of Cash Flows for the year ended December 31, 2009, from November 29, 2007 (inception) through December 31, 2007,
and from November 29, 2007 (inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Forever Valuable Collectibles, Inc.

We have audited the accompanying balance sheet of Forever Valuable Collectibles, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2009, and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the year ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses during the development stage and at December 31, 2009 and 2008, had a net capital deficiency.  Those conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 19, 2010

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Balance Sheets

	December 31	December 31,
	2009	2008
	(Audited)	(Audited)
Assets
Assets:
Cash	$2,690	$212
Merchandise inventory, at cost	2,988	3,235

	$5,678	$3,447

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable:
Related party (Note 2)	$1,118	$3,375
Other	4,874	5,324
Notes payable, related parties (Note 2)	33,893	16,824
Accrued interest payable, related parties (Note 2)	6,940	1,950

Total liabilities	46,825	27,473

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
11,960,600 and 11,925,600 shares issued and outstanding, respectively	8,211	4,711
Additional paid-in capital	119,273	62,027
Deficit accumulated during the development stage	(168,631)	(90,764)

Total shareholders’ deficit	(41,147)	(24,026)

	$5,678	$3,447

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Operations

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	November 29, 2007( Inception) Through December 31, 2009
Net sales and gross revenue	$585	$— $	585

Cost of Goods Sold	450	—	450

Gross Margin	135	—	135

Contributed rent and services (Note 2)	57,246	57,246	119,263
Selling, general and administrative
expenses, related party	1,000	3,375	4,375
Selling, general and administrative
expenses, other	13,956	15,638	37,875

Operating loss	(72,067)	(76,259)	(160,607)

Other income (expense):
Interest expense	(5,800)	(2,224)	(8,024)

Loss before income taxes	(77,867)	(78,483)	(168,631)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(77,867)	$(78,483)	$(168,631)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,944,510	11,920,985

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statement of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
November 29, 2007	—	$—	—	$—	$—	$—	$—
November 2007, issuance of
common stock for cash and
property (Note 1)	—	—	11,920,600	4,211	—	—	4,211
November 2007, issuance of
warrant to A-Squared
Holdings, Inc. (Note 3)	—	—	—	—	10	—	10
Contributed rent and services
(Note 2)	—	—	—	—	4,771	—	4,771
Net loss	—	—	—	—	—	(12,281)	(12,281)
Balance at
December 31, 2007	—	$—	11,920,600	$4,211	$4,781	$(12,281)	$(3,289)
October 2008, common stock
issued in exchange for
professional services (Note 3)	—	—	5,000	500	—	—	500
Contributed rent and services
(Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(78,483)	(78,483)
Balance at
December 31, 2008	—	$—	11,925,600	$4,711	$62,027	$(90,764)	$(24,026)
March 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	25,000	2,500	—	—	2,500
Sepetmber 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	10,000	1,000	—	—	1,000
Contributed rent and
Services	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(77,867)	(77,867)
Balance at
December 31, 2009	—	$—	11,960,600	$8,211	$119,273	$(168,631)	$(41,147)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Cash Flows

	For The Year Ended December 31, 2009	For The Year Ended December 31, 2008	November 29, 2007 Inception) through December 31, 2009
Cash flows from operating activities:
Net loss	$(77,867)	$(78,483)	$(168,631)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	1,000	500	1,510
Contributed services (Note 2)	48,000	48,000	100,000
Contributed rent (Note 2)	9,246	9,246	19,263
Changes in operating assets and liabilities:
Inventory	247	(24)	223
Accounts payable	(207)	1,199	8,492
Accrued interest related party	4,990	1,950	6,940
Net cash used in
operating activities	(14,591)	(17,612)	(32,203)

Cash flows from financing activities:
Proceeds from issuance of related party notes	17,069	16,824	33,893
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	17,069	16,824	34,893

Net change in cash and
cash equivalents	2,478	(788)	2,690

Cash and cash equivalents:
Beginning of period	212	1,000	—

End of period	$2,690	$212	$2,690

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property	$—	$—	$711
Shares issued for liabilities (Note 3)	$2,500	$—	$2,500

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon effectiveness of a Registration Statement filed with the SEC by Forever Valuable Collectibles, Inc. (the “Company” or “we”), X-Clearing Corporation (“X-Clearing”), formerly known as Fincor, Inc. completed the spin-off of the Company to its shareholders of record as of August 13, 2008.  The transaction was effected by the issuance of 11,920,600 shares of the Company’s common stock to X-Clearing in exchange for cash and property.

X-Clearing shareholders retained their X-Clearing common shares and, after the spin-off, received (1) share of the common stock of the Company for each share of X-Clearing common stock held.  Immediately following the spin-off, X-Clearing’s shareholders owned approximately 100 percent of the Company’s common stock.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated nominal revenues from our inception, and at December 31, 2009 and 2008, we had cash positions of $2,690 and $212, respectively.

In November, 2007, A-Squared Holdings, Inc., an affiliated company, agreed to provide us with a credit facility of $200,000 for working capital (see Note 2).  There is no assurance that this credit facility will be sufficient to meet our future cash needs.  A second affiliate, X-Clearing has also advanced working capital to us on an as-needed basis in exchange for promissory notes (see Note 2).  There is no assurance that these loans will continue in the future.

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

Revenue Recognition

The Company had revenue of $585 at December 31, 2009.  There was no revenue during the year ended December 31, 2008.  Anticipated future operating revenue will represent product sales in connection with owning and operating a memorabilia and collectibles business.  We recognize revenue on the sale of our

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

inventory when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handlings cost

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues. The Company has not incurred any shipping costs in its development stage.

Advertising Costs

The Company plans to expense all advertising costs as incurred.  The Company had no advertising costs during the year ended December 31, 2009 and the period ended December 31, 2008.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31 2009 and 2008. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification (ASC) No. 740, Accounting for Income Taxes (ASC 740), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Expected future losses represented sufficient negative evidence under ASC 740 and accordingly, a full valuation allowance was recorded against deferred tax assets.  We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax loss of $78,638 for the period from December 31, 2009 and $78,483 for the year ended December 31, 2008.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial conditions, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

Financial Instruments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

The carrying amounts reported for cash, accounts payable and accrued liabilities, and notes payable are considered to approximate fair values based upon the short maturities of those financial instruments.

Financial instruments that potentially subject us to concentrations of credit risks consist of cash.  We invest our excess cash in accordance with our investment policy and cash depositories did not exceed federally insured limits during December 31, 2009 and 2008.

Stock-based Compensation

Effective November 29, 2007, we adopted the fair value recognition provisions of Accounting Standards Codification No. 718, Share-Based Payment (ASC 718).  Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the awards and has been recognized as expense over the vesting period.

Loss per Common Share

Accounting Standards Codification No. 260, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2009 and 2008, a warrant to purchase 200,000 shares of our common stock was excluded from diluted earnings per share because it was anti-dilutive.

Recent Accounting Standards

On July 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”), Accounting Standards Codification (“ASC”). The ASC does not alter current generally accepted accounting principles in the United States of America (“U.S. GAAP”), but rather integrated existing accounting standards with other authoritative guidance. The ASC provides a single source of authoritative U.S. GAAP for nongovernmental entities and supersedes all other previously issued non-SEC accounting and reporting guidance. The adoption of the ASC did not have any effect on our results of operations or financial position. All prior references to U.S. GAAP have been revised to conform to the ASC. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”).

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

In January 1, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 815, Derivatives and Hedging   (“ASC 815”). ASC 815 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. This guidance does not have a significant impact on our financial position, results of operations, or cash flows.

 In April 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 825, Financial Instruments   (“ASC 825”), which requires public companies to include disclosures required for all financial instruments within the scope of ASC 825 in their interim financial statements. In addition, this guidance requires disclosure about the method and significant assumptions to estimate fair value of financial instruments and disclosure of changes in the methods or significant assumptions, if any, during the period. The adoption of the revised guidance related to financial statement disclosure only and did not have any effect on our results of operations or financial position.

Effective January 1, 2009, we adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 820, which provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes. This guidance does not have a significant impact on our financial position, results of operations, or cash flows.

We adopted the revisions to U.S. GAAP accounting standards included in ASC Topic 855 (“ASC 855”), Subsequent Events, and the FASB amendment ASU 2010-09, which establish the accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. This guidance did not have any impact on the Company’s financial position, results of operations, or cash flows.

In January 2010, the FASB amended ASC 820 to require new disclosures for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The Company does not anticipate that the adoption of this statement will materially expand its financial statement footnote disclosures.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

(2)  Related Party Transactions

Rent expense of $9,246 was recognized during December 31, 2009 and 2008 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2009 and 2008.  We recognized $48,000 for the years ended December 31, 2009 and 2008, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the years ended December 31, 2009 and 2008, we incurred stock transfer agent fees to X-Pedited Transfer Corp., an affiliate, totaling $1,000 and $3,375, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118, and is included in the accompanying balance sheet as accounts payable, related party.

During the year ended December 31, 2009, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of December 31, 2009 and 2008, notes payable to related parties, consist of the following:

Accrued interest payable as of December 31, 2009 and 2008 were $6,940 and $1,950, respectively.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

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

During March 2009 and September 2009, we issued 25,000 and 10,000 shares of common stock, respectively, to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, for payment of professional services.  25,000 shares were issued as payment for a December 31, 2008 liability related to services rendered during 2008.  10,000 shares were issued for services performed during 2009.  The transactions were recorded based on the fair value of the services rendered, which totaled $3,500, or $0.10 per share.

Warrant to purchase our common stock

On November 29, 2007 the Board of Directors unanimously approved the granting of a warrant to A-Squared Holdings, Inc. in exchange for providing a one-year, $200,000 credit facility to the Company (See Note 5).

The warrant vested as of the date of the grant and expires in five years.  All 200,000 shares underlying the warrant are exercisable at $0.001 per share.  The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model.  Compensation expense totaling $10 was recognized during the period ended December 31, 2007.  No warrants had been exercised through December 31, 2009 and 2008.

The status of the Company’s outstanding warrant is as follows:

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

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rates at December 31, 2009 and 2008 is as follows:

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Financial Statements

At December 31, 2009, deferred tax assets consisted of a net tax asset of $9,598, due to an operating loss carryforward of $50,139, which was fully allowed for, in the valuation allowance of $9,598.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2009 and 2008 was $3,905 and $4,021, respectively. Net operating loss carryforwards will expire through 2029.  The value of these carryforwards depends on the ability of the company to generate taxable income.

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

(5)  Subsequent Events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed though March 17, 2010, which is the date financial statements were issued.  No reportable subsequent events were noted other than those described below.

Common Stock Issuance

During February 2010, we issued 12,000 shares of common stock to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, for payment of professional services.  The transaction was recorded based on the fair value of the services rendered, which totaled $1,200, or $0.10 per share.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2009 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and

iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2009.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE   WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Set forth below is the name of our director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Position

Jodi Stevens Patricia Philbrook	44 54	President, Chief Executive Officer, Chief Financial Officer, Secretary-Treasurer and Director Secretary and a Director

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

Patricia Philbrook was appointed to the position of Corporate Secretary as of March 24, 2010. Patricia Philbrook (54 years) has been Secretary /Treasurer of PEC Services, Inc. since November 19, 1999. PEC Services, Inc. offers financial and business planning services as well as accounting consulting services to small and midsize companies.  Prior to forming PEC Services, Ms. Philbrook had worked for Pacific Mountain Network (PMN) as its controller for seven years.  PMN was an non-profit association of public television companies located in the western region of the United States and as controller, Ms. Philbrook was responsible for the proper and accurate accounting of various grant monies received including those with the Corporation for Public Broadcasting, National Science Foundation and Channel One, which was responsible for providing original educational broadcasting content in middle and secondary schools in this region.  Prior to PMN, Ms. Philbrook was the controller for Thomas Perkins, a local advertising agency located in Denver with accounts such as Qwest, Xcel Energy, First Bank. She was in charge of financial reporting for the agency as well as managing an extensive office build-out project and keeping that project on time and under budget.  Prior to moving to Denver from San Francisco, CA in 1991, she worked for four years (through 1989) with the San Francisco office of Grant Thornton, a top-ten international accounting firm in their management consulting department.  Ms. Philbrook received her B.S. in Information Systems Management from the University of San Francisco in 1986 after having worked in various senior accounting positions for the previous ten years.

Committees of the Board of Directors

         Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

          Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2009.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2008, and $48,000 for the year end December 31, 2009, and a total of $100,000 for her contributed services expense from inception through December 31, 2009.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2009.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2008, and $48,000 for the year end December 31, 2009, and a total of $100,000 for her contributed services expense from inception through December 31, 2009.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following sets forth the number of shares of our no par value common stock beneficially owned by (i) each person who, as of March 3, 2010, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 11,972,600 shares of common stock were issued and outstanding as of March 3, 2010.

Name	Number of Shares	Percentage Ownership

Jodi Stevens(1)	11,495,000	96%
535 16th Street, Suite 810
Denver, Colorado 80222 PEC Services, Inc (2) 535 16th Street, Suite 810 Denver, CO 80222	10,000	0.1%
_______________________
All Officers and Directors as a Group	11,505,000	96%
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

(2)

PEC Services is controlled by Patricia Philbrook, who was appointed to the position of Secretary and a Director as of March 24, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 29, 2007, an organization named A-Squared, agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008.  The maturity date of this note may be extended at the option of A-Squared  for a period of one year following the maturity date provided A-Squared  receives a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past November 29, 2015. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days from the date of the promissory note. A-Squared is a company owned by Robert and Jodi Stevens.

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

    We use the mailing address of the offices of Fincor for our mailing address.  We purchased inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory.  This inventory consisted exclusively of sports memorabilia.  The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211 and have purchased $1696 additional inventory since that time .  To date, we have sold only $585 of the inventory.

     An affiliate contributed office space to us during the period from November 29, 2007 through March 31, 2008.  We recognized $9,246 the period from January 1, 2008 to December 31, 2008, and $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  For the year end December 31, 2009 we recognized $9,246 as rent. The Board of Directors valued the contribution based on rent for similar space in the local area.

     Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2008.  We recognized $40,000 for the period from November 29, 2007 through September 30, 2008, and $12,000 for the period from October1, 2008 through December 31, 2008, and $48,000 for the year end December 31, 2009 reported as contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal year ended December 31, 2009, along with the related statements of operations, stockholders’ equity and cash flows have been audited by Cordovano and Honeck LLP., of Englewood, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $8,193.75 for the year ended December 31, 2009 and $7,537.50 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $2,000 in connection with the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports for the period ended December 31, 2007.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2010.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following person in the capacity and on the date indicated.

Date: March 24, 2010	By:	/s/ Jodi Stevens
Jodi Stevens
Director