Form 10-Q
period 2010-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2010-05-17
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2010,  was 11,972,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

March 31,

 December 31,

    2010

2009

(Unaudited)

   (Audited)

Assets

Assets:

Cash

$

2,153

$

 2,690

Merchandise inventory, at cost

4,438

 2,988

$

6,591

$

 5,678

Liabilities and Shareholders’ Deficit

Liabilities:

Accounts payable:

Related party (Note 2)

$

      —

$

  1,118

Other

  8,299

  4,874

Notes payable, related parties (Note 2)

36,420

33,893

Accrued interest payable, related parties (Note 2)

  8,502

  6,940

Total liabilities

53,221

46,825

Shareholders’ deficit (Note 3):

Preferred stock, no par value; 1,000,000 shares authorized,

-0- and -0- shares issued and outstanding, respectively

        —

     —

Common stock, no par value; 50,000,000 shares authorized,

11,972,600 and 11,960,600 shares issued and outstanding,

respectively

        9,329

     8,211

Additional paid-in capital

    133,584

 119,273

Deficit accumulated during the development stage

   (189,543)

     (168,631)

Total shareholders’ deficit

     (46,630)

 (41,147)

$

    6,591

$

    5,678

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

  November 29,

2007 (Inception)

For The Three  Months

      through

     Ended March 31,

March 31,

   2010

        2009

            2010

Net sales and gross revenue

$

     —

$

          585

$

  585

Cost of Goods Sold

     —

          450

  450

Gross Margin

     —

          135

  135

Contributed rent and services (Note 2)

 14,311

     14,311

       133,574

Selling, general and administrative

expenses, related party

     —

          699

              4,375

Selling, general and administrative

expenses, other

   5,012

       6,045

            42,116

Operating loss

(19,323)

    (20,920)

        (179,930)

Other income (expense):

 Interest expense

  (1,589)

               (805)

                  (9,613)

Loss before income taxes

(20,912)

    (21,725)

     (189,543)

Income taxes (Note 4):

Income tax provision

         —

            —

               —

Net loss

$

(20,912)

$

     (21,725)

$

     (189,543)

Basic and diluted loss per share

$

    (0.00)

$

            —

Weighted average common shares outstanding

     11,968,600

  11,929,767

See accompanying notes to condensed financial statements

4 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2009	—	$—	11,960,600	$8,211	$119,273	$(168,631)	$(41,147)
February 2010, common stock
issued in exchange for
professional services (Note 2)	—	—	12,000	1,118	—	—	1,118
Contributed rent and
services	—	—	—	—	14,311	—	14,311
Net loss	—	—	—	—	—	(20,912)	(20,912)
Balance at
March 31, 2010	—	$—	11,972,600	$9,239	$133,584	$(189,543)	$(46,630)

See accompanying notes to condensed financial statements

5 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

			November 29,
			2007 (Inception)
	Three Months Ended		through
	March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(20,912)	$(21,725)	$(189,543)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	—	2,500	1,510
Contributed services (Note 2)	12,000	12,000	112,000
Contributed rent (Note 2)	2,311	2,311	21,574
Changes in operating assets and liabilities:
Account Recievable	—	(585)	—
Inventory	(1,450)	100	(1,227)
Accounts payable	3,451	(1,718)	11,943
Accrued interest related party	1,562	805	8,502
Net cash used in
operating activities	(3,037)	(6,312)	(35,240)

Cash flows from financing activities:
Proceeds from issuance of related party notes	2,500	6,500	36,393
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	2,500	6,500	37,393

Net change in cash and
cash equivalents	(537)	188	2,153

Cash and cash equivalents:
Beginning of period	2,690	211	—

End of period	$2,153	$399	$2,153

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party Accounts payable (Note 2)	$1,118	$—	$1,118
Shares issued for property (Note 2)	$—	$—	$3,211

See accompanying notes to condensed financial statements

7 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and cash flows for the three months ended March 31, 2010 and 2009 and the period from November 29, 2007 (inception) through March 31, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three month periods ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $ 585 from our inception and at March 31, 2010 we had a cash position of $ 2,153.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

8 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

(2)  Related Party Transactions

Rent expense of $ 2,311 was recognized during the three months ended March 31, 2010 and 2009 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2010 and 2009. We recognized $ 12,000 for the three months ended March 31, 2010 and 2009, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the years ended December 31, 2009,and 2008, we incurred stock transfer agent fees to our stock transfer agent, X-Pedited Transfer Corp., an affiliate, totaling $1,000 and $3,375, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118, and is included in the accompanying December 31, 2009 balance sheet as accounts payable, related party.  During February 2010, we issued 12,000 shares of our common stock to X-Pedited Transfer Corp. as payment for the December 31, 2009 obligation.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes.  During the three months ended March 31, 2010, A-Squared provided loan proceeds totaling $2,500.

As of March 31, 2010 and December 31, 2009, notes payable to related parties, consist of the following:

9 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

	March 31,	December 31,
	2010	2009
Demand note payable to affilliate A-Squared Holdings, Inc.
Issued between February 29, 2008 and March 31, 2010, due on November 29, 2010, unsecured and bearing interest at
15%, interest payable every 90 days	$17,847	$15,320

Demand notes payable to affilliate X-Clearing, Inc. issued
between January 16, 2008 to March 3, 2009, due on
December 31, 2010, unsecured and bearing interest at 15%,
interest payable every 90 days	18,573	18,573

Total notes payable, related parties	$36,420	$33,893

Accrued interest payable as of March 31, 2010 and December 31, 2009 was $ 8,502 and $ 6,940, respectively.

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2009	$200,000	$0.001	2.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2010	200,000	0.001	2.7 years

Exercisable at December 31, 2009	$200,000	$0.001		$—
Exercisable at March 31, 2010	$200,000	$0.001		$—

10 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

(4)  Income taxes

The Company records its income taxes in accordance with Accounting Standards Codification (ASC) No. 740. The Company incurred net losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- in income taxes.

11 |

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

12 |

Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303) 573-1000 .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through March 31, 2010, revenues were $ 585.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended March 31, 2010, were $ 19,323 compared to $ 20,920 for the three months ended March 31, 2009, and $ 179,930 from inception through March 31, 2010.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $ 20,912 ($0.00 per share) for the three months ended March 31, 2010 compared to a net loss before income taxes of $ 21,725 ($0.00 per share) for the three months ended March 31, 2009, and $ 189,543 ($0.00 per share) from inception through March 31, 2010.

For the fiscal year ended 2009 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and our ability to generate revenues.

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

Liquidity and Capital Resources

As of March 31, 2010, we had cash or cash equivalents of $ 2,153.

13 |

Net cash used for operating activities was $ 3,037 for the three months ended March 31, 2010 compared to net cash used for operating activities of $ 6,312 for the three months ended March 31, 2009 and $ 35,240 from inception through March 31, 2010.

Cash flows provided by financing activities were $ 2,500 for the three months ended March 31, 2010 compared to $ 6,500 the three months ended March 31, 2009 and $ 37,393 from inception through March 31, 2010.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended March 31, 2010, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

14 |

Revenue Recognition

 We had no revenue during the three months ended March 31, 2010.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for April 01, 2010 to December 31, 2010

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

   We have minimal inventory which we acquired from affiliates.  We purchased additional inventory in the three months ended March 31, 2010 and will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next nine months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

15 |

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

16 |

If we do not generate adequate revenues to finance our operations, our business may fail.

             On March 31, 2010, we had a cash position of $ 2,153.  We have had a net loss from inception through March 31, 2010 of $ 189,543.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 20110, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended March 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

17 |

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

18 |

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

19 |

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

20 |

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

May 17, 2010.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

21 |