Form 10-Q
period 2010-09-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2010-10-22
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2010

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, September 30, 2010,  was 11,972,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

September 30,

December 31,

    2010

2009

  (Unaudited)

(Audited)

Assets

Assets:

Cash

$

   529

$

 2,690

Merchandise inventory, at cost

4,088

 2,988

$

4,617

$

 5,678

Liabilities and Shareholders’ Deficit

Liabilities:

Accounts payable:

Related party (Note 2)

$         654

$

  1,118

Other

  8,326

  4,874

Notes payable, related parties (Note 2)

38,920

33,893

Accrued interest payable, related parties (Note 2)

      12,024

  6,940

Total liabilities

59,924

46,825

Shareholders’ deficit (Note 3):

Preferred stock, no par value; 1,000,000 shares authorized,

-0- and -0- shares issued and outstanding, respectively

        —

     —

Common stock, no par value; 50,000,000 shares authorized,

11,972,600 and 11,960,600 shares issued and outstanding,

respectively

        9,329

         8,211

Additional paid-in capital

    162,207

     119,273

Deficit accumulated during the development stage

   (226,843)

   (168,631)

Total shareholders’ deficit

     (55,307)

     (41,147)

$

    4,617

$

  5,678

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

					November 29,
					2007 (Inception)
	For The Three Months		For The Nine Months		through
	Ended September, 30,		Ended September 30,		September 30,
	2010	2009	2010	2009	2010
Net sales and gross revenue	$—	$—	$500	$585	$1,085

Cost of Goods Sold	—	—	350	450	800

Gross Margin	—	—	150	135	285

Contributed rent and services (Note 2)	14,311	14,311	42,934	42,934	162,197
Selling, general and administrative
expenses, related party	—	5,477	—	6,885	4,375
Selling, general and administrative
expenses, other	2,865	2,723	10,317	10,025	47,421

Operating loss	(17,176)	(22,511)	(53,101)	(59,709)	(213,708)

Other income (expense):
Interest expense	(1,815)	(1,419)	(5,111)	(3,509)	(13,135)

Loss before income taxes	(18,991)	(23,920)	(58,212)	(63,218)	(226,843)

Income taxes (Note 4):
Income tax provision	—	—	—	—	—

Net loss	$(18,991)	$(23,930)	$(58,212)	$(63,218)	$(226,843)

Basic and diluted loss per share	$(0.00)	$—	$(0.00)	$—

Weighted average common shares outstanding	11,972,600	11,953,933	11,970,200	11,946,156

See accompanying notes to condensed financial statements

4 |

5 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2009	—	$—	11,960,600	$8,211	$119,273	$(168,631)	$(41,147)
February 2010, common stock
issued in exchange for
professional services (Note 2)	—	—	12,000	1,118	—	—	1,118
Contributed rent and
services	—	—	—	—	42,934	—	42,934
Net loss	—	—	—	—	—	(58,212)	(58,212)
Balance at
September 30, 2010	—	$—	11,972,600	$9,329	$162,207	$(226,843)	$(55,307)

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

			November 29,
			2007 (Inception)
	Nine Months Ended		Through
	September 30,		September 30
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(58,212)	$(63,218)	$(226,843)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	—	1,000	1,510
Contributed services (Note 2)	36,000	36,000	136,000
Contributed rent (Note 2)	6,934	6,934	26,197
Changes in operating assets and liabilities:
Account Receivable	—	—	—
Inventory	(1,100)	100	(877)
Accounts payable	4,106	2,663	12,597
Accrued interest related party	5,110	3,509	12,024
Net cash used in
operating activities	(7,161)	(13,012)	(39,391)

.
Proceeds from issuance of related party notes	5,000	16,500	38,920
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	5,000	16,500	39,920

Net change in cash and
cash equivalents	(2,161)	3,488	529

Cash and cash equivalents:
Beginning of period	2,690	212	—

End of period	$529	$3,700	$529

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party Accounts payable (Note 2)	$1,118	$2,500	$3,618
Shares issued for property (Note 2)	$—	$—	$3,211

See accompanying notes to condensed financial statements

8 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and cash flows for the six months ended June 30, 2010 and 2009 and the period from November 29, 2007 (inception) through September 30, 2010. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2009.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $1,085 from our inception and at September 30, 2010 we had a cash position of $529.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note (2):  Related Party Transactions

Rent expense of $6,934 was recognized during the nine months ended September 30, 2010 and 2009 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2010 and 2009.  We recognized $36,000 for the nine months ended September 30, 2010 and 2009, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the nine months ended September 30, 2010, A-Squared provided loan proceeds totaling $5,000.

As of September 30, 2010 and December 31, 2009, notes payable to related parties, consist of the following:

	September 30,	December 31,
	2010	2009
Demand note payable to affiliate A-Squared Holdings, Inc.
issued between February 29, 2008 and September 29, 2010, due on demand (not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable
every 90 days	$20,347	$15,320

Demand notes payable to affiliate X-Clearing, Inc. issued
between January 16, 2008 to March 3, 2009, due on
December 31, 2010, unsecured and bearing interest at 15%,
interest payable every 90 days	18,573	18,573

Total notes payable, related parties	$38,920	$33,893

Accrued interest payable as of September 30, 2010 and December 31, 2009 was $ 12,024 and

$ 6,940, respectively.

Note (3):  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2009	$200,000	$0.001	2.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2010	200,000	0.001	2.2 years

Exercisable at December 31, 2009	$200,000	$0.001		$—
Exercisable at September 30, 2010	$200,000	$0.001		$—

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

10 |

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

11 |

Our office is located at 535 16th Street, Suite 810, Denver, Colorado 80202. Our telephone number is (303) 573-1000 .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through September 30, 2010, revenues were $ 1,085.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended September 30, 2010 were $17,176 compared with $22,511 for the three months ended September 30, 2009.  Operating expenses for the nine months ended September 30, 2010, were $ 53,101 compared to $ 59,709 for the nine months ended September 30, 2009, and $ 213,708 from inception through September 30, 2010.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $18,991 for the three months ended September 30, 2010 compared with $ 23,930 for the three months ended September 30, 2009.  The net loss before income taxes for the nine months ended September 30, 2010 was $58,212 ($0.00 per share) compared to a net loss before income taxes of $ 63,218 ($0.00 per share) for the nine months ended June 30, 2009.  The total net loss before income taxes from inception through September 30, 2010 is $ 226,843 ($0.00 per share).

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

Liquidity and Capital Resources

As of September 30, 2010, we had cash or cash equivalents of $ 529.

12 |

Net cash used for operating activities was $ 7,161 for the nine months ended September 30, 2010 compared to net cash used for operating activities of $ 13,012 for the nine months ended September 30, 2009 and $ 39,920 from inception through September 30, 2010.

Cash flows provided by financing activities were $ 5,000 for the nine months ended September 30, 2010 compared to $ 16,500 the nine months ended September 30, 2009 and

$ 39,391 from inception through September 30, 2010.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended September 30, 2010, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

13 |

Revenue Recognition

 We had revenues of $500 during the nine months ended September 30, 2010.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for October 01, 2010 to September 30, 2011

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

   We have minimal inventory which we acquired from affiliates.  We purchased additional inventory in the nine months ended September 30, 2010, though no inventory was acquired in the three months ended September 30, 2010.  We will continue to purchase additional inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next twelve months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

14 |

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

15 |

If we do not generate adequate revenues to finance our operations, our business may fail.

             On September 30, 2010, we had a cash position of $ 529.  We had a net loss of $18,991 for the three months ended September 30, 2010 and a net loss of $ 58,212 for the nine months ended September 30, 2010.  We have had a net loss from inception through September 30, 2010 of $ 226,843.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2010, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended September 30, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

16 |

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

17 |

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

18 |

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

19 |

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2010.

20 |

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

October 18, 2010.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

21 |