Form 10-K
period 2010-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-03-29
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Under Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2010

Commission File No. 000-53377

FOREVER VALUABLE COLLECTIBLES, INC.

 (Exact Name of Registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

535 16th Street, Suite 820
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

Yes [X]   No [ ].

Registrant had revenues of $500 for its most recent fiscal year. The aggregate market value of the voting stock held by nonaffiliates is approximately $9,400. Our shares of common stock currently trade on the OTCBB.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 21, 2011, was 12,012,600.

FORM 10-K

Forever Valuable Collectibles, Inc.

INDEX

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

Business

  We purchased our original inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory. This inventory consisted exclusively of sports memorabilia. The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211.  To date, we have sold  $1,085 of the inventory.

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

Backlog

   At December 31, 2010, we had no backlogs.

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

   Our investor relations department can be contacted at our principal executive office located at our principal office, located at 535 16th Street, Suite 820, Denver, Colorado 80202. Our telephone number is (303)573-1000.

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

        On December 31, 2010, we had a nominal cash position of $519. We had a net loss  of $79,893 for the year ended December 31, 2010, compared to a net loss from inception (November 29, 2007) through December 31, 2010 of  $248,524. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis for selling our products. However, the operating costs and expected revenue generation are difficult to predict. We intend to generate revenues in the next twelve months from operations using referrals from Fincor, LLC, our former parent company, and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2008, and extended to November 29, 2015. On November 26, 2009, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2015. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.

Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal period ended December 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●       our ability to locate customers who will use our memorabilia and collectibles services; and

●       our ability to generate revenues.

        Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2011. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

ITEM 2. DESCRIPTION OF PROPERTY.

We currently use the mailing address of 535 16th Street, Suite 820, Denver, Colorado 80202. We own no real estate nor have plans to acquire any real estate. All of our management activities are performed in Colorado.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held only one shareholders meetings during the fiscal year for the purpose of adding another director.  Patricia Philbrook was appointed to the position of Secretary and a Director as of March 24, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Holders

As of March 21, 2011, there were 46 record holders of our common stock and there were 12,012,600 shares of our common stock outstanding.

Market Information

   We have recently been cleared for trading on the OTCBB but we have only one market maker and no public market has yet been developed. There can be no assurance that a public trading market will develop  or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks associated with an investment in our company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which

-

contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

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

-

the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

-

monthly account statements showing the market value of each penny stock held in the customer’s account.

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

Stock Transfer Agent

 The stock transfer agent for our securities for the fiscal year ended December 31, 2010 was X-Pedited Transfer Corporation of Denver, Colorado whose address is 535 16th Street, Suite 820, Denver, Colorado 80202.  As of March 08, 2011, the stock transfer agent for the Company is Island Stock Transfer, Inc. whose address is 100 Second Avenue South Street, Suite 705S, Petersburg, FL 33701.  At the time the contract agreement with the new transfer agent was executed, the Company authorized the issuance of 40,000 restricted shares of its common stock in the name of Island Capital Management of the same address identified above in Petersburg, Florida.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Set forth below is our selected financial data as of and for the years ended December 31, 2009 and December 31, 2010. This financial information is derived from our financial statements and related notes included elsewhere in this prospectus and is qualified by reference to these financial statements and the related notes thereto.

Balance Sheet Data	December 31,	December 31,
	2010	2009
Total assets	$4,478	$5,678

Current assets	$4,478	$5,678

Current liabilities	$67,154	$46,825

Deficit accumulated during the development stage	$(248,524)	$(168,631)

Shareholders' Deficit	$(62,676)	$(41,147)

Operating Statement Data	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Revenues	$-500-	$-585-

Net income (loss)	$(79,893)	$(77,867)

Weighted average number of common shares	11,970,754	11,944,510

Basic and diluted income (loss) per common share	$(0.01)	$(0.01)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2010.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

 The company had revenues of $500 during the period ended December 31, 2010. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2010 to December 31, 2011.

 Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2011. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an organization named A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due November 29, 2009, and was extended until November 29, 2015. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2010, our business may fail.   We have generated minimal revenues during the period ended December 31, 2009, and management does not anticipate any significant revenues until June, 2011 as contemplated by our business plan.

  We have minimal inventory valued at $3,959. We anticipate implementing the following business plan for our next twelve months:

        As we have attempted to implement our business plan over the last 26 months, we will continue to concentrate on the purchase of inventory.  The new inventory will consist primarily of sports collectibles and will be obtained in the following ways:

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

Results of Operations

 We had $500 in revenue for the fiscal year ended December 31, 2010.  Operating expenses during the period ended December 31, 2010 totaled $72,997 consisting of filing fees, professional fees and rent.

Liquidity and Capital Resources

 At December 31, 2010, we had a nominal cash balance of $ 519. Our total assets were $4,478.  At December 31, 2010 our current liabilities were $67,154, which consists of accounts payable, interest accrued payable, and loans payable. While contributed services and fees throughout the development stage total $176,509 in additional paid-in capital, total operating losses for the same period equal $248,524, resulting in a net shareholders’ deficit of $62,676 at the fiscal year ended December 31, 2010.

Financial Position

 At December 31, 2010, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. On November 29, 2009 a motion was passed to extend the Maturity date of the above notes to November 29, 2015. Management estimates it will take approximately an additional $30,000 - $50,000 per year to fund proposed operations. We have since posted offered our inventory on our EBay site. Since we have limited operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. In addition, the current economic crisis has led to an overall consumer confidence decline. The demand for sports memorabilia has declined due to the overall conservative nature displayed in consumer behaviors over the last three quarters. Holiday spending was largely over projected in all sectors of consumer spending.  Furthermore, we have no commitment for funding after fiscal year 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets at December 31, 2010 and 2009	F-3

Statements of Operations for the years ended December 31, 2010 and 2009,
and from November 29, 2007 (inception) through December 31, 2010	F-4

Statement of Changes in Shareholders' Deficit from
November 29, 2007 (inception) through December 31, 2010	F-5

Statements of Cash Flows for the years ended December 31, 2010 and 2009,
and from November 29, 2007 (inception) through December 31, 2009	F-6

Notes to Financial Statements	F-7

Cordovano and Honeck LLP

Certified Public Accountants

88 Inverness Circle East

Building M-103

Englewood, Colorado 80112

(303) 329-0220 Phone

(303) 316-7493 Fax

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Shareholders of

Forever Valuable Collectibles, Inc.

We have audited the accompanying balance sheet of Forever Valuable Collectibles, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2010, and 2009, and from November 29, 2007 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and from November 29, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses during the development stage and at December 31, 2010 and 2009, had net capital deficiencies.  Those conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado

March 23, 2011

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Balance Sheets

	December 31	December 31,
	2010	2009

Assets
Assets:
Cash	$519	$2,690
Merchandise inventory, at cost	3,959	2,988

Total Assets	$4,478	$5,678

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable:
Related parties (Note 2)	$11,289	$1,118
Other	2,985	4,874
Notes payable, related parties (Note 2)	38,920	33,920
Accrued interest payable, related parties (Note 2)	13,960	6,940

Total liabilities	67,154	46,825

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
11,972,600 and 11,960,600 shares issued and outstanding, respectively	9,329	8,211
Additional paid-in capital	176,519	119,273
Deficit accumulated during the development stage	(248,524)	(168,631)

Total shareholders’ deficit	(62,676)	(41,147)

Total Liabilities and Shareholders’ Deficit	$4,478	$5,678

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Operations

	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	November 29, 2007( Inception) Through December 31, 2010
Net sales and gross revenue	$500	$585 $	1,085

Cost of Goods Sold	350	450	800

Gross Margin	150	135	285

Contributed rent and services (Note 2)	57,246	57,246	176,509
Selling, general and administrative
expenses, related parties (Note 2)	7,647	1,000	7,329
Selling, general and administrative
expenses, other	8,104	13,956	49,901

Operating loss	(72,847)	(72,067)	(233,454)

Other income (expense):
Interest expense	(7,046)	(5,800)	(15,070)

Loss before income taxes	(79,893)	(77,867)	(248,524)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(79,893)	$(77,867)	$(248,524)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	11,970,754	11,944,510

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statement of Changes in Shareholders' Deficit

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During the Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
November 29, 2007	—	—	—	$—	$—	$—	$—
November 2007, issuance of
common stock for cash and
property (Note 1)	—	—	11,920,600	4,211	—	—	4,211
November 2007, issuance of
warrant to A-Squared
Holdings, Inc. (Note 3)	—	—	—	—	10	—	10
Contributed rent and services
(Note 2)	—	—	—	—	4,771	—	4,771
Net loss	—	—	—	—	—	(12,281)	(12,281)
Balance at
December 31, 2007	—	—	11,920,600	4,211	4,781	(12,281)	(3,289)
October 2008, common stock
issued in exchange for
professional services (Note 3)	—	—	5,000	500	—	—	500
Contributed rent and services
(Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(78,483)	(78,483)
Balance at
December 31, 2008	—	—	11,925,600	4,711	62,027	(90,764)	(24,026)
March 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	25,000	2,500	—	—	2,500
Sepetmber 2009, common stock
issued in exchange for
professional services (Note 2)	—	—	10,000	1,000	—	—	1,000
Contributed rent and
Services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(77,867)	(77,867)
Balance at
December 31, 2009	—	—	11,960,600	8,211	119,273	(168,631)	(41,147)
February 2010, common stock
issued in exchange for
professional services (Note 2)	—	—	12,000	1,118	—	—	1,118
Contributed rent and
services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(79,893)	(79,893)
Balance at
December 31, 2010	—	—	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Cash Flows

	For The Year Ended December 31, 2010	For The Year Ended December 31, 2009	November 29, 2007(Inception) through December 31, 2010
Cash flows from operating activities:
Net loss	$(79,893)	$(77,867)	$(248,524)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	—	1,000	1,510
Contributed services (Note 2)	48,000	48,000	148,000
Contributed rent (Note 2)	9,246	9,246	28,509
Changes in operating assets and liabilities:
Inventory	(971)	247	(748)
Accounts payable	9,400	(207)	17,919
Accrued interest related party	7,047	4,990	13,960
Net cash used in
operating activities	(7,171)	(14,591)	(39,374)

Cash flows from financing activities:
Proceeds from issuance of related party notes	5,000	17,069	33,893
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	5,000	17,069	39,893

Net change in cash and
cash equivalents	(2,171)	2,478	519

Cash and cash equivalents:
Beginning of period	2,690	212	—

End of period	$519	$2,690	$519

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property	$—	$—	$711
Shares issued for liabilities (Note 3)	$1,118	$2,500	$3,618

See accompanying notes to condensed financial statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon effectiveness of a Registration Statement filed with the Securities and Exchange Commission (“SEC”) by Forever Valuable Collectibles, Inc. (the “Company” or “we”), X-Clearing Corporation (“X-Clearing”), formerly known as Fincor, Inc. completed the spin-off of the Company to its shareholders of record as of August 13, 2008.  The transaction was effected by the issuance of 11,920,600 shares of the Company’s common stock to X-Clearing in exchange for cash and property.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated nominal revenues from our inception, and at December 31, 2010 and 2009, we had cash positions of $519 and $2,690, respectively.

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

Revenue Recognition

The Company earned revenues of $500 and $585 for the years ended December 31, 2010 and 2009, respectively.  There was no revenue earned prior to 2009.  Anticipated future operating revenue will represent product sales in connection with owning and operating a memorabilia and collectibles business.  We recognize revenue on the sale of our inventory when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handlings cost

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues. The Company has not incurred any shipping costs in its development stage.

Advertising Costs

The Company plans to expense all advertising costs as incurred.  The Company had no advertising costs during the years ended December 31, 2010 and 2009.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31 2010 and 2009. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification (ASC) No. 740, Accounting for Income Taxes (ASC 740), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Expected future losses represented sufficient negative evidence under ASC 740 and accordingly, a full valuation allowance was recorded against deferred tax assets.  We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax losses of $79,893 and $78,638 for the years ended December 31, 2010 and 2009, respectively.

The Company has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The Company believes that its income tax filings positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial conditions, results of operations, or cash flow. Therefore, no reserves for uncertain income tax positions have been recorded.

Fair Value of Financial Instruments

The Company considers all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

The carrying amounts of cash and current liabilities approximate fair value because of the short-term maturity of these items. These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect these estimates.  We do not hold or issue financial instruments for trading purposes, nor do we utilize derivative instruments.

The FASB ASC clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. It also requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of inputs as follows:

Level 1:

Quoted prices in active markets for identical assets or liabilities.

Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability. F-9
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The determination of where assets and liabilities fall within this hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Stock-based Compensation

Under the fair value recognition provisions of ASC 718, stock-based compensation cost is measured at the grant date based on the value of the awards and is recognized as expense over the vesting period.

Loss per Common Share

Accounting Standards Codification No. 260, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2010 and 2009, a warrant to purchase 200,000 shares of our common stock was excluded from diluted earnings per share because it was anti-dilutive.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06, “Improving Disclosures about Fair Value Measurements (Topic 820) — Fair Value Measurements and Disclosures” (ASU 2010- 06), to add additional disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3. The adoption of this standard did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events”. ASU 2010-09 was issued to amend ASC 855 to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change is intended to alleviate potential conflicts with current SEC guidance. The provisions of ASU 2010-09 are effective upon issuance. The adoption of ASC 855 and ASU 2010-09 did not have a material impact on our financial statements.

(2)  Related Party Transactions

Rent expense of $9,246 was recognized during the years ended December 31, 2010 and 2009 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2010 and 2009.  We recognized $48,000 for the years ended December 31, 2010 and 2009, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the years ended December 31, 2010 and 2009, we incurred stock transfer agent fees to X-Pedited Transfer Corp., an affiliate, totaling $2,954 and $1,000, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118, and is included in the accompanying balance sheet as accounts payable, related party. During February 2010, we issued 12,000 shares of our common stock to X-Pedited Transfer Corp. as payment for the December 31, 2009 obligation.

During the year ended December 31, 2010, we incurred accounting and Edgar filing fees to PEC Services, Inc. (“PEC”) totaling $4,693.  Our corporate secretary and director, who was appointed in March 2010, is a principal in PEC. At December 31, 2010, the unpaid balance to PEC was $7,681, and is included in the accompanying balance sheet as accounts payable, related parties.

Our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc., have provided us cash since our inception to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of December 31, 2010 and 2009, notes payable to related parties, consist of the following:

	December 31,
	2010	2009

Demand notes payable to affilliate A-Squared Holdings, Inc. issued  between February 2008 and September 2010, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days

	$20,347	$15,320

Demand notes payable to affilliate X-Clearing issued between January 2008 and March 2009, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days

	18,573	18,573

Total notes payable, related parties	$38,920	$33,893

Accrued interest payable as of December 31, 2010 and 2009 were $13,960 and $6,940, respectively.

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

The warrant vested as of the date of the grant and expires in five years.  All 200,000 shares underlying the warrant are exercisable at $0.001 per share.  The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model.  Compensation expense totaling $10 was recognized during the period ended December 31, 2007.  No warrants had been exercised through December 31, 2010.

The status of the Company’s outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at November 29, 2007 (inception)	$0	$0
Granted	200,000	0.001	4.9 years
Exercised	0	0
Cancelled	0	0
Outstanding at December 31, 2007	$200000	$0.001	4.9 years	$0
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding at December 31, 2008	200000	0.001	3.9 years	$0
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding at December 31, 2009	200000	0.001	2.9 years	$0
Granted	0	0
Exercised	0	0
Cancelled	0	0
Outstanding at December 31, 2010	200000	0.001	1.9 years	$0

Exercisable at December 31, 2007	$200000	$0.001		$0
Exercisable at December 31, 2008	$200000	$0.001		$0
Exercisable at December 31, 2009	$200000	$0.001		$0
Exercisable at December 31, 2010	$200000	$0.001		$0

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

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rates at December 31, 2010 and

December 31, 2009 is as follows:

	December 31,
	2010	2009
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	3.94%	3.94%
Permanent differences	-13.57%	-13.93%
Net operating loss for which no tax
benefit is currently available	-5.37%	-5.01%
	0.00%	0.00%

At December 31, 2010, deferred tax assets consisted of a net tax asset of $13,886, due to an operating loss carryforward of $72,786, which was fully allowed for, in the valuation allowance of $13,886.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2010 and 2009 was $4,288 and $3,905, respectively. Net operating loss carryforwards will expire through 2030.  The value of these carryforwards depends on the ability of the company to generate taxable income.

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

(5)  Subsequent Events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed though March 21, 2011, which is the date financial statements were issued.   No reportable subsequent events were noted other than those described below.

Note Payable, Related Parties

On January 5, 2011, A-Squared Holdings, Inc. advanced the Company an additional $5,000 for working capital under the terms of the promissory notes discussed above in Note 2.

New Stock Transfer Agent and Share Issuance

On March 10, 2011, the Company issued a board resolution for the selection of a new transfer agent, Island Stock Transfer whose address is reported as 100 Second Avenue Street South, Suite 705S, Petersburg, Florida.  As part of the contract agreement execution with Island Stock Transfer, the Company signed a corporate resolution authorizing the issuance of 40,000 shares of restricted common stock. Said shares were issued on March 8, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2010 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

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

      Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 and has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

ITEM 9B. OTHER INFORMATION.

      Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

         Set forth below is the name of our director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Position
Jodi Stevens Patricia Philbrook	45 55	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director Secretary and a Director

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

Director and Executive Compensation

          Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2009.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2009, and $48,000 for the year end December 31, 2010, and a total of $148,000 for her contributed services expense from inception through December 31, 2010.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2009.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2009, and $48,000 for the year end December 31, 2010, and a total of $148,000 for her contributed services expense from inception through December 31, 2010.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following sets forth the number of shares of our no par value common stock beneficially owned by (i) each person who, as of March 13, 2011, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 11,972,600 shares of common stock were issued and outstanding as of March 13, 2011.

Name	Number of Shares	Percentage Ownership

Jodi Stevens(1)	11,495,000	96%
535 16th Street, Suite 820
Denver, Colorado 80202 PEC Services, Inc (2) 535 16th Street, Suite 820 Denver, CO 80202	10,000	0.1%
_______________________
All Officers and Directors as a Group	11,505,000	96%
(one person)

(1)

A total of 11,475,000 shares are owned of record jointly by Robert and Jodi Stevens through SHC, LLC. In addition, X-Clearing Corp, a subsidiary of Fincor, LLC., owns 20,000 shares. Mrs. Stevens has beneficial ownership and control of all of the shares. In addition, Jodi Stevens and Robert Stevens own A-Squared, which has a total of 200,000 warrants issued to it, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance.

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

An affiliate contributed office space to us during the period from November 29, 2007 through December 31, 2010.  We recognized $9,246 the period from January 1, 2009 to December 31, 2009, and $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  For the year end December 31, 2010 we recognized $9,246 as rent. The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2008.  We recognized $40,000 for the period from November 29, 2007 through September 30, 2008, and $12,000 for the period from October1, 2008 through December 31, 2008.  We recognized $48,000 for the year end December 31, 2009 and for the year ended December 31, 2010 reported as contributed services expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal year ended December 31, 2010, along with the related statements of operations, stockholders’ equity and cash flows have been audited by Cordovano and Honeck LLP., of Englewood, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in this prospectus in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $6,000.00 for the year ended December 31, 2010 and $8,193.75 for the year ended December 31, 2009 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $2,000 in connection with the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports for the period ended December 31, 2007.

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2010.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following person in the capacity and on the date indicated.

Date: March 28, 2010	By:	/s/ Jodi Stevens
Jodi Stevens
Director