Form 10-Q
period 2011-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-05-16
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2011

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act)     Yes [X]    No [ ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date,  March 31, 2011,  was 12,012,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Derived from audited financial statements)

Assets
Assets:
Cash………………………………………………………………..	$1,349	$519
Merchandise inventory……………………………………………	6,909	3,959

	$8,258	$4,478

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable:
Related party (Note 2)…………………………………………..	$13,556	$11,289
Other…………………………………………………………….	5,236	2,985
Notes payable, related parties (Note 2)……………………………	43,920	38,920
Accrued interest payable, related parties (Note 2)…………………	16,161	13,960

Total liabilities……………………………………...	78,873	67,154

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively…………	—	—
Common stock, no par value; 50,000,000 shares authorized,
12,012,600 and 11,960,600 shares issued and outstanding, respectively………………………………………………………	13,329	9,329
Additional paid-in capital…………………………………………..	190,830	176,519
Deficit accumulated during the development stage………………...	(274,774)	(248,524)

Total shareholders’ deficit………………………….	(70,615)	(62,676)

	$8,258	$4,478

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

			November 29,
		2007 (Inception)
	For The Three Months		through
	Ended March 31,		March 31,
	2011	2010	2011
Net sales and gross revenue………………………..	$350	$—	$1,435

Cost of Goods Sold……………………………….	300	—	1,100

Gross Margin………………………	50	—	335

Contributed rent and services (Note 2)……………..	14,311	14,311	190,820
Selling, general and administrative
expenses, related party ………………………	2,107	—	9,436
Selling, general and administrative
expenses, other………	7,520	5,012	57,421

Operating loss………………………………...	(23,888)	(19,323)	(257,342)

Other income (expense):
Interest expense……………………………...	(2,362)	(1,589)	(17,432)

Loss before income taxes…………………….	(26,250)	(20,912)	(274,774)

Income taxes (Note 4):
Income tax provision…………………………	—	—	—

Net loss …………………………	$(26,250)	$(20,912)	$(274,774)

Basic and diluted loss per share…………………….	$(0.00)	$—

Weighted average common shares outstanding…….	11,979,267	11,968,600

See accompanying notes to condensed financial statements

4 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2010……………..	—	$—	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)
March 2011, common stock
issued in exchange for
professional services (Note 2)…..	—	—	40,000	4,000	—	—	4,000
Contributed rent and
services………………………….	—	—	—	—	14,311	—	14,311
Net loss……………………………	—	—	—	—	—	(26,250)	(26,250)
Balance at
March 31, 2011…………………	—	$—	12,012,600	$13,329	$190,830	$(274,774)	$(70,615)

See accompanying notes to condensed financial statements

5 |

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
			November 29,
			2007( Inception)
	Three Months Ended		through
	March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss…………………………………………………...	$(26,250)	$(20,912)	$(274,774)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment………………………………….	4,000	—	5,510
Contributed services (Note 2)…………………………	12,000	12,000	160,000
Contributed rent (Note 2)……………………………..	2,311	2,311	30,820
Changes in operating assets and liabilities:
Inventory…………………………………….	(2,950)	(1,450)	(3,698)
Accounts payable……………………………	4,517	3,451	22,436
Accrued interest related party………………..	2,201	1,563	16,161
Net cash used in
operating activities…………………	(4,170)	(3,037)	(43,544)

Cash flows from financing activities:
Proceeds from issuance of related party notes…………...	5,000	2,500	43,893
Proceeds from issuance of common
stock, net of issuance costs……………………………	—	—	1,000
Net cash provided by
financing activities…………………	5,000	2,500	44,893

Net change in cash and
cash equivalents…………………….	830	(537)	1,349

Cash and cash equivalents:
Beginning of period………………………………………	519	2,690	—

End of period……………………………………………..	$1,349	$2,153	$1,349

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes…………………………………………..	$—	$—	$—
Interest………………………………………………	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party
accounts payable (Note 2)…………………………….	$—	$1,118	$3,618
Shares issued for property (Note 2)………………………	$—	$—	$711

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2011, the results of operations for the three months ended March 31, 2011 and 2010, and cash flows for the three months ended March 31, 2011 and 2010 and the period from November 29, 2007 (inception) through March 31, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three month periods ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $ 1,435 from our inception and at March 31, 2011 we had a cash position of $ 1,349.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(2)  Related Party Transactions

Rent expense of $ 2,311 was recognized during the three months ended March 31, 2011 and 2010 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2011 and 2010. We recognized

$ 12,000 for the three months ended March 31, 2011 and 2010, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

7 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

During the years ended December 31, 2010,and 2009, we incurred stock transfer agent fees to  X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $2,954 and $1,000, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118.  During February 2010, we issued 12,000 shares of our common stock to X-Pedited as payment for the December 31, 2009 obligation. At December 31, 2010, the unpaid balance to X-Pedited was $2,954.  During the three months ended March 31, 2011, we incurred a $160 finance charge to X-Pedited that increased the outstanding balance to $3,114, which is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2010, we incurred accounting and Edgar filing fees to PEC Services, Inc. (“PEC”) totaling $4,693.  Our corporate secretary and director, who was appointed in March 2010, is a principal in PEC. At December 31, 2010, the unpaid balance to PEC was $7,681. During the three months ended March 31, 2011, we incurred $2,107 in Edgar filing fees to PEC that increased the outstanding balance to $9,788, which is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2010, our CEO paid expenses on our behalf totaling $654. This amount remained outstanding at March 31, 2011 and is included in the accompanying balance sheet as accounts payable, related parties.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the three months ended March 31, 2011, A-Squared provided loan proceeds totaling $5,000.

As of March 31, 2011 and December 31, 2010, notes payable to related parties, consist of the following:

	March 31,	December 31,
	2011	2010
Demand note payable to affilliate A-Squared Holdings, Inc. issued between February 2008 and January 2011, due on demand not
to exceed a maturity date of November 29, 2015, unsecured and
bearing interest at 15%, interest payable every 90 days …………	$25,347	$20,347

Demand notes payable to affilliate X-Clearing issued between
January 2008 and March 2009, due on demand not to exceed a
maturity date of November 15, 2015, unsecured and bearing
interest at 15%, interest payable every 90 days…………………	18,573	18,573

Total notes payable, related parties……………………………….	$43,920	$38,920

Accrued interest payable as of March 31, 2011 and December 31, 2010 was $ 16,161 and $ 13,960, respectively.

8 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

(3)  Shareholders’ deficit

In March 2011, we issued 40,000 common shares to our new stock transfer agent under the terms of the Transfer Agent Agreement. The stock transaction was recorded at fair value on the stock issuance date totaling $4,000, or $0.10 per share.

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2010	$200,000	$0.001	1.9 years
Granted…………………………………	—	—
Exercised……………………………….	—	—
Cancelled……………………………….	—	—
Outstanding at March 31, 2011………...	200,000	0.001	1.7 years	$—

Exercisable at December 31, 2010……..	$200,000	$0.001		$—
Exercisable at March 31, 2011…………	$200,000	$0.001		$—

(4)  Income taxes

We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

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

10 |

Our office is located at 535 16th Street, Suite 820, Denver, Colorado 80202. Our telephone number is (303) 573-1000 .

We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

From inception through March 31, 2011, revenues were $ 1,435.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended March 31, 2011, were $ 23,938 compared to $ 19,323 for the three months ended March 31, 2010, and $ 257,677 from inception through March 31, 2011.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $ 26,250 ($0.00 per share) for the three months ended March 31, 2011 compared to a net loss before income taxes of $ 20,912 ($0.00 per share) for the three months ended March 31, 2010, and $ 274,774 ($0.00 per share) from inception through March 31, 2011.

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

Liquidity and Capital Resources

As of March 31, 2011, we had cash of  $ 1,349.

11 |

Net cash used for operating activities was $ 4,170 for the three months ended March 31, 2011 compared to net cash used for operating activities of $ 3,037 for the three months ended March 31, 2010 and $ 43,544 from inception through March 31, 2011.

Cash flows provided by financing activities were $ 5,000 for the three months ended March 31, 2011 compared to $ 2,500 the three months ended March 31, 2010 and $ 44,893 from inception through March 31, 2011.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended March 31, 2011, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

12 |

Revenue Recognition

 We had revenue of only $ 350 during the three months ended March 31, 2011.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for April 01, 2011 to December 31, 2011

 Forever Valuable intends to continue its operations of the sales of a memorabilia and collectibles business. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2011.  These operating costs include and all other costs of operations.  However, the operating costs and expected revenue generation are difficult to predict.  We expect to generate revenues in the next nine months from memorabilia and collectibles operations using referrals from business contacts and unrelated individuals and other entities that operate in the memorabilia and collectibles business.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2011, our business may fail.

We purchased additional inventory in the three months ended March 31, 2011 and will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next nine months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

On March 31, 2011, we had a cash position of $ 1,349.  We have had a net loss from inception through March 31, 2011 of $ 274,774.  If we are unable to generate adequate revenues or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2011, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

For the fiscal period ended March 31, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

May 12, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

19 |