Form 10-Q/A
period 2011-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-07-25
CIK 1424549

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act)     Yes [ ]    No [X ]

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

13 |

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective.

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

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended July 19, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

July 19, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

19 |