Form 10-K/A
period 2010-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-07-26
CIK 1424549

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

Yes [ ]   No [X ].

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

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 19, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following person in the capacity and on the date indicated.

Date: July 19, 2011	By:	/s/ Jodi Stevens
Jodi Stevens
Director