Form 10-Q/A
period 2011-06-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-08-26
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act)     Yes [ ]    No [X]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date,  June 30, 2011,  was 12,012,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)	(Derived from audited financial statements)
Assets

Cash	$646	$519
Merchandise inventory	8,159	3,959
Total Assets	$8,805	$4,478

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable:
Related party (Note 2)	$14,353	$11,289
Other	2,185	2,985
Notes payable, related parties (Note 2)	48,920	38,920
Accrued interest payable, related parties (Note 2)	18,578	13,960
Total liabilities	84,036	67,154
Shareholders’ deficit:
Preferred stock, no par value; 1,000,000 shares authorized, -0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized, 12,012,600 and 11,960,600 shares issued and outstanding, respectively	13,329	9,329
Additional paid-in capital	205,142	176,519
Deficit accumulated during the development stage	(293,702)	(248,524)
Total shareholders’ deficit	(75,231)	(62,676)
Total Liabilities & Shareholders’ Deficit	$8,805	$4,478

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Statements of Operations (Unaudited)
	For The Three Months Ended June 30,		For the Six Months Ended June 30,			November 29, 2007 (Inception) through June 30, 2011
	2011	2010	2011	2010
Net sales and gross revenue	$—	$500	$350	$500		$1,435

Cost of Goods Sold	—	350	300	350		1,100

Gross Margin	—	150	50	150		335

Contributed rent and services (Note 2)	14,312	14,312	28,623	28,623		205,132
Selling, general and administrative expenses, related party	361	—	2,468	—		9,797
Selling, general and administrative expenses, other	1,838	2,440	9,358	7,452		59,259
Operating loss	(16,511)	(16,602)	(40,399)	(35,925)		(273,853)
Other income (expense):
Interest expense	(2,417)	(1,707)	(4,779)	(3,296)		(19,849)
Loss before income taxes	(18,928)	(18,309)	(45,178)	(39,221)		(293,702)
Income taxes (Note 4):
Income tax provision	—	—	—	—		—
Net loss	$(18,928)	$(18,309)	$(45,178)	$(39,221)		$(293,702)
Basic and diluted loss per share	$(0.00)	$—	$(0.00)	$—	$
Weighted average common shares outstanding	12,012,600	11,972,600	11,991,648	11,969,171

See accompanying notes to condensed financial statements

4 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2010	—	$—	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)
March 2011, common stock
issued in exchange for
professional services (Note 2)	—	—	40,000	4,000	—	—	4,000
Contributed rent and
services	—	—	—	—	28,623	—	28,623
Net loss	—	—	—	—	—	(45,178)	(45,178)
Balance at
June 30, 2011	—	$—	12,012,600	$13,329	$205,142	$(293,702)	$(75,231)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,		November 29, 2007 (Inception) through June 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(45,178)	$(39,221)	$(293,702)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	4,000	—	5,510
Contributed services	24,000	24,000	172,000
Contributed rent	4,623	4,623	33,132
Changes in operating assets and liabilities:
Inventory	(4,200)	(1,100)	(4,948)
Accounts payable	2,263	3,813	20,182
Accrued interest related party	4,618	3,269	18,578
Net cash used in operating activities	(9,873)	(4,616)	(49,247)
Cash flows from financing activities:
Proceeds from issuance of related party notes	10,000	2,500	48,893
Proceeds from issuance of common stock, net of issuance costs	—	—	1,000
Net cash provided by financing activities	10,000	2,500	49,893
Net change in cash and cash equivalents	127	(2,116)	646
Cash and cash equivalents:
Beginning of period	519	2,690	—
End of period	$646	$574	$646
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—
Non-cash financing activities:
Shares issued as payment for related party accounts payable	$—	$1,118	$3,618
Shares issued for property	$—	$—	$711

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2011, the results of operations for the three and six months ended June 30, 2011 and 2010, and cash flows for the six months ended June 30, 2011 and 2010 and the period from November 29, 2007 (inception) through June 30, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $1,435 from our inception and at June 30, 2011 we had a cash position of $646.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(2)  Related Party Transactions

Rent expense of $4,623 was recognized during the six months ended June 30, 2011 and 2010 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2011 and 2010.  We recognized $24,000 for the six months ended June 30, 2011 and 2010, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

7 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

During the years ended December 31, 2010 and 2009, we incurred stock transfer agent fees to X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $2,954 and $1,000, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118. During February 2010, we issued 12,000 shares of our common stock to X-Pedited as payment for the December 31, 2009 obligation. At December 31, 2010, the unpaid balance to X-Pedited was $2,954. During the six months ended June 30, 2011, we incurred a $160 finance charge to X-Pedited that increased the outstanding balance to $3,114, which is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2010, we incurred accounting and Edgar filing fees to PEC Services, Inc. (“PEC”) totaling $4,693.  Our corporate secretary and director, who was appointed in March 2010, is a principal in PEC. At December 31, 2010, the unpaid balance to PEC was $7,681. During the six months ended June 30, 2011, we incurred $2,107 in Edgar filing fees to PEC that increased the outstanding balance to $9,788, which is included in the accompanying balance sheet as accounts payable, related parties.

During the six months ended June 30, 2011, an affiliate, X-Clearing Corp., purchased inventory and paid marketing expenses on our behalf totaling $1,250 and $200, respectively. The total amount of $1,450 remains outstanding at June 30, 2011 and is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2010, our CEO paid expenses on our behalf totaling $654. This amount was repaid during the six months ended June 30, 2011.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the six months ended June 30, 2011, A-Squared provided loan proceeds totaling $10,000.

As of June 30, 2011 and December 31, 2010, notes payable to related parties, consist of the following:Accrued interest payable as of June 30, 2011 and December 31, 2010 was $18,578 and $13,960, respectively.

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

From inception through June 30, 2011, revenues were $ 1,435.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended June 30, 2011, were $ 16,511 compared to $ 16,602 for the three months ended June 30, 2010.  Operating expenses for the six months ended June 30, 2011 were $40,399 compared to $35,925 for the six months ended June 30, 2010 and $ 273,853 from inception through June 30, 2011.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $ 18,928 ($0.00 per share) for the three months ended June 30, 2011 compared to a net loss before income taxes of $ 18,309 ($0.00 per share) for the three months ended June 30, 2010.  The net loss before income taxes for the six months ended June 30, 20111 was $45,178 ($0.00 per share) compared with a net loss before income taxes of $39,221 for the six months ended June 30, 2010. The total net loss before income taxes from inception through June 30, 2011 is $ 293,702 ($0.00 per share).

For the fiscal year ended 2010 our accountants have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and our ability to generate revenues.

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

Liquidity and Capital Resources

11 |

As of June 30, 2011, we had cash or cash equivalents of  $ 646.

Net cash used for operating activities was $ 9,873 for the six months ended June 30, 2011 compared to net cash used for operating activities of $ 4,616 for the six months ended June 30, 2010 and $ 49,247 from inception through June 30, 2011.

Cash flows provided by financing activities were $ 10,000 for the six months ended June 30, 2011 compared to $ 2,500 the six months ended June 30, 2010 and $ 49,893 from inception through June 30, 2011.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended June 30, 2011, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

12 |

Revenue Recognition

 We had revenue of only $350 during the six months ended June 30, 2011.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for July 01, 2011 to June 30, 2012

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

We purchased additional inventory in the six months ended June 30, 2011 and will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next nine months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

On June 30, 2011, we had a cash position of $ 646.  We have had a net loss from inception through June 30, 2011 of $ 293,702.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2011, our business may fail.

 Because we had incurred a loss and have no history of operations, our accountants have expressed doubts about our ability to continue as a going concern.

14 |

For the fiscal period ended June 30, 2011, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

15 |

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

16 |

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

17 |

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

July 26, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

18 |