Form 10-Q
period 2011-09-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-11-15
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2011

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

     Yes []    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 14, 2011, was 12,012,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

September 30,

December 31,

    2011

___2010_

                                                                   (Unaudited)          (Derived from

             audited financial

             statements)

Assets

Assets:

Cash

$

   1,681

$

   519

Merchandise inventory, at cost

   8,059

3,959

$

   9,740

$

4,478

Liabilities and Shareholders’ Deficit

Liabilities:

Accounts payable:

Related party (Note 2)

$    21,325

$

11,289

Other

  2,186

  2,985

Notes payable, related parties (Note 2)

51,420

38,920

Accrued interest payable, related parties (Note 2)

      21,233

13,960

        Total liabilities      96,164        67,154

Shareholders’ deficit (Note 3):

Preferred stock, no par value; 1,000,000 shares authorized,

-0- and -0- shares issued and outstanding, respectively

        —

 —

Common stock, no par value; 50,000,000 shares authorized,

12,012,600 and 11,972,600 shares issued and outstanding,

respectively

       13,329

      9,329

Additional paid-in capital

     219,453

  176,519

Deficit accumulated during the development stage

   (319,206)

(248,524)

Total shareholders’ deficit

     (86,424)

  (62,676)

$

    9,740

$

4,478

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,		November 29, 2007 (Inception) through September 30,
	2011	2010	2011	2010	2011
Net sales and gross revenue	$120	$—	$470	$500	$1,555

Cost of Goods Sold	100	—	400	350	1,200

Gross Margin	20	—	70	150	355

Contributed rent and services (Note 2)	14,311	14,312	42,935	42,934	219,453
Selling, general and administrative
expenses, related party	—	—	—	—	3,954
Selling, general and administrative
expenses, other	8,557	2,377	20,544	10,317	74,900

Operating loss	(22,848)	(16,689)	(63,409)	(53,101)	(297,952)

Other income (expense):
Interest expense	(2,655)	(1,815)	(7,273)	(5,111)	(21,254)

Loss before income taxes	(25,503)	(18,504)	(70,682)	(58,212)	(319,206)

Income taxes (Note 4):
Income tax provision	—	—	—	—	—

Net loss	$(25,503)	$(18,504)	$(70,682)	$(58,212)	$(319,206)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares Outstanding	12,012,600	11,972,600	12,002,930	11,970,200

See accompanying notes to condensed financial statements

4 |

5 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance at
December 31, 2010	—	$—	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)
February 2010, common stock
issued in exchange for
professional services (Note 2)	—	—	40,000	4,000	—	—	4,000
Contributed rent and
services	—	—	—	—	42,934	—	42,934
Net loss	—	—	—	—	—	(70,682)	(70,682)
Balance at
September 30, 2011	—	$—	12,012,600	$13,329	$219,453	$(319,206)	$(86,424)

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows (Unaudited)

			November 29,
			2007 (Inception)
	Nine Months Ended		Through
	September 30,		September 30
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(70,682)	$(58,212)	$(319,206)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	4,000	—	4,500
Contributed services (Note 2)	36,000	36,000	184,000
Contributed rent (Note 2)	6,934	6,934	35,453
Changes in operating assets and liabilities:
Account receivable	—	—	—
Inventory	(4,100)	(1,100)	(4,848)
Accounts payable	9,236	4,106	28,129
Accrued interest related party	7,274	5,111	21,233
Net cash used in
operating activities	(11,338)	(7,161)	(50,739)

.
Proceeds from issuance of related party notes	12,500	5,000	51,420
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	12,500	5,000	52,420

Net change in cash and
cash equivalents	1,162	(2,161)	1,681

Cash and cash equivalents:
Beginning of period	519	2,690	—

End of period	$1,681	$529	$1,681

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party Accounts payable (Note 2)	$—	$1,118	$4,618
Shares issued for property (Note 2)	$—	$—	$3,211

See accompanying notes to condensed financial statements

8 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2011, the results of operations and cash flows for the three and nine months ended September 30, 2011 and 2010, and the period from November 29, 2007 (inception) through September 30, 2011. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2010.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

We have a limited history of operations, limited assets, and an operating loss since inception.  Our current burn rate is between $30,000 and $50,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $1,555 from our inception and at September 30, 2011 we had a cash position of $1,681.

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note (2)  Related Party Transactions

Rent expense of $6,934 was recognized during the nine months ended September 30, 2011 and 2010 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2011 and 2010.  We recognized  an expense of $36,000 for the nine months ended September 30, 2011 and 2010, in contributed service expense in respect of this contribution.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

9 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

During the years ended December 31, 2010 and 2009, we incurred stock transfer agent fees to X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $2,954 and $1,000, respectively.  At December 31, 2009, the unpaid balance to the affiliate was $1,118. During February 2010, we issued 12,000 shares of our common stock to X-Pedited as payment for the December 31, 2009 obligation. At December 31, 2010, the unpaid balance to X-Pedited was $2,954. During the nine months ended September 30, 2011, we incurred a $409 finance charge to X-Pedited that increased the outstanding balance to $3,363, which is included in the accompanying balance sheet as accounts payable, related parties. In March of 2011, the transfer agent records were moved to Island Stock Transfer.

During the year ended December 31, 2010, we incurred accounting and Edgar filing fees to PEC Services, Inc. (“PEC”) totaling $4,693.  Our corporate secretary and director, who was appointed in March 2010, is a principal in PEC. At December 31, 2010, the unpaid balance to PEC was $7,681. During the nine months ended September 30, 2011, we incurred $ 4,911 in accounting fees, $1,970 in Edgar filing fees and $510 finance charge to PEC which increased the outstanding balance to $15,072, and is included in the accompanying balance sheet as accounts payable, related parties.

During the nine months ended September 30, 2011, an affiliate, X-Clearing Corp., purchased inventory and paid marketing expenses on our behalf totaling $1,250 and $200, respectively. The total amount of $1,450 remains outstanding at September 30, 2011 and is included in the accompanying balance sheet as accounts payable, related parties.

During the nine months ended September 30, 2011, our Secretary and Controller, Ms. Philbrook, contracted with an outside consulting firm to prepare the XBLR filings for the 2nd quarter 2011.  Those fees in the amount of $1,440 were paid on our behalf and remain unpaid at the end of September 2011 and are included in the accompanying balance sheet as accounts payable, related parties.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the nine months ended September 30, 2011, A-Squared provided loan proceeds totaling $10,000 and X-Clearing provided loan proceeds of $2,500.

As of September 30, 2011 and December 31, 2010, notes payable to related parties, consist of the following:	September 30,	December 31,
	2011	2010
Demand note payable to affiliate A-Squared Holdings, Inc.
issued between February 29, 2008 and May 04, 2011, due on demand (not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable
every 90 days	$30,347	$20,347

Demand notes payable to affiliate X-Clearing, Inc. issued
between January 16, 2008 to August 16, 2011, due on
demand (not to exceed a maturity date of November 29,
2015, unsecured and bearing interest at 15%, interest payable	21,073	18,573
every 90 days

Total notes payable, related parties	$51,420	$38,920

Accrued interest payable as of September 30, 2011 and December 31, 2009 was $ 21,233 and

$ 13,960, respectively

10 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note (3):  Shareholders’ deficit

In March 2011, we issued 40,000 common shares to Island Stock Transfer,  our new stock transfer agent under the terms of the Transfer Agent Agreement. The stock transaction was recorded at fair value on the stock issuance date totaling $4,000, or $0.10 per share

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2010	$200,000	$0.001	1.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at September 30, 2011	200,000	0.001	1.2 years

Exercisable at December 31, 2010	$200,000	$0.001		$—
Exercisable at September 30, 2011	$200,000	$0.001		$—

Note (4):  Income taxes

We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for.

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

Overview and History

 Forever Valuable is a corporation which was formed under the laws of the State of Colorado on November 29, 2007.  We had been a wholly-owned subsidiary of Fincor, Inc. and were a registered spinoff to shareholders of Fincor, Inc., declared effective on August 12, 2008.

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

13 |

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise.

  From inception through September 30, 2011, revenues were $ 1,555.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended September 30, 2011 were $ 22,848 compared with $ 16,689 for the three months ended September 30, 2010.  Operating expenses for the nine months ended September 30, 2011, were $ 63,409 compared to $ 53,101 for the nine months ended September 30, 2010, and

$ 297,952 from inception through September 30, 2011.  The major components of operating expenses include rent, marketing costs, and professional fees, which consist of legal, accounting, EDGAR/XBLR filing and transfer agent fees.

As a result of the foregoing, we had a net loss before income taxes of $ 25,503 for the three months ended September 30, 2011 compared with $ 18,504 for the three months ended September 30, 2010.  The net loss before income taxes for the nine months ended September 30, 2011 was $ 70,682  compared to a net loss before income taxes of $ 58,212 for the nine months ended September 30, 2010.  The total net loss before income taxes from inception through September 2011 is $ 319,206.

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

Liquidity and Capital Resources

As of September 30, 2011, we had cash or cash equivalents of $ 1,681.

14 |

Net cash used for operating activities was $ 11,338 for the nine months ended September 30, 2011 compared to net cash used for operating activities of $ 7,161 for the nine months ended September 30, 2010 and $ 50,739 from inception through September 30, 2011.

Cash flows provided by financing activities were $ 12,500 for the nine months ended September 30, 2011 compared to $ 5,000 the nine months ended September 30, 2010 and

$ 52,420 from inception through September 30, 2011.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended September 30, 2011, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

15 |

Revenue Recognition

 We had revenues of $ 470 during the nine months ended September 30, 2011.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for October 01, 2011 to September 30, 2012

 Forever Valuable intends to continue its operations of the sales of a memorabilia and collectibles business. Our operating costs are expected to range between $50,000 and $75,000 for the fiscal year ending December 31, 2011.  However, the operating costs and expected revenue generation are difficult to predict.  We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from business contacts and unrelated individuals and other entities that operate in the memorabilia and collectibles business.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2011, our business may fail.

   We have minimal inventory which we acquired from affiliates.  We purchased additional inventory in the nine months ended September 30, 2011, though no inventory was acquired in the three months ended September 30, 2011.  We will continue to purchase additional inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next twelve months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

1.  To business contacts made at trade shows attended, and

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

16 |

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, because of the material weakness in internal control over financial reporting described below, ,the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective of September 30, 2011.

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

17 |

If we do not generate adequate revenues to finance our operations, our business may fail.

             On September 30, 2011, we had a cash position of $ 1,681.  We had a net loss of $25,503 for the three months ended September 30, 2011 and a net loss of $ 70,682 for the nine months ended September 30, 2011.  We have had a net loss from inception through September 30, 2011 of $ 319,206.  Since there can be no assurances that revenues will be sufficient to cover operating costs for the near future, it will be necessary to rely upon credit facilities in place or raise additional funds.  If we are unable to renew our line of credit or raise additional funds to cover our operating deficit after fiscal year ending December 31, 2011, our business may fail.

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

 For the fiscal period ended December 31, 2010, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

·       our ability to locate customers who will use our memorabilia and collectibles services; and

·       our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $50,000 and $75,000 for the fiscal year ending December 31, 2011.  We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

18 |

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

19 |

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

20 |

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  REMOVED AND RESERVED

    None

ITEM 5.  OTHER INFORMATION

   None

21 |

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K:

We had no actions filed under cover Form 8-K for the period ended September 30, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

November 14, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
President, Chief Executive Office, and
Chief Financial Officer

22 |