Form 10-Q/A
period 2011-09-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2011-11-17
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

     Yes []    No [X]

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 17, 2011, was 12,012,600.

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

November 17, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens
President, Chief Executive Office, and
Chief Financial Officer

22 |