Form 10-K/A
period 2011-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2012-04-02
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: [ ] No: [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes: [ ] No: [X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ]   No [ X ].

Registrant had revenues of $470 for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates is approximately $9,400 as of June 30, 2011. Our shares of common stock currently trade on the OTCBB.  The number of shares outstanding of the registrant's common stock, as of the latest practicable date, March 30, 2012, was 12,012,600.

FORM 10-K

Forever Valuable Collectibles, Inc.

INDEX

PART IV

Item 15. Exhibits, Financial Statement Schedules	30

Financial Statements pages	13 – 25
Signatures	31

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

Business

We purchased our original inventory from Fincor. This was inventory which was originally acquired by Fincor from non-affiliated third parties at the same price as Fincor originally acquired the inventory. This inventory consisted exclusively of sports memorabilia. The inventory consists of commemorative professional and college sports teams and players and coaches on those teams. We acquired the inventory at the original purchase price of $3,211.  To date, we have sold $1,200 of the inventory.

We plan to identify undervalued items that can be purchased at below retail prices and resold for a profit.  We plan to use other sports memorabilia sellers and auction web sites and will also contact private collectors to develop our inventory. There is risk inherent in any transaction since the collectibles market can be volatile and collector tastes can change quickly.  Our collectibles merchandise will initially be focused on sports memorabilia. We define sports memorabilia as any product directly related to a member of a professional or college sport. Our goal is to become a significant retailer of sports memorabilia in the United States. Once we have established our presence as a significant retailer of sports memorabilia, we may look at expanding our product line to include other collectibles. We plan to become a significant retailer of sports memorabilia by emphasizing growth through implementing a national operating strategy emphasizing internal revenue growth and profitability.

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

Backlog

At December 31, 2011, we had no backlogs.

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

Our investor relations department can be contacted at our principal executive office located at 535 16th Street, Suite 820, Denver, Colorado 80202. Our telephone number is (303)573-1000.

ITEM 1A.  RISK FACTORS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

ITEM 2.  PROPERTIES.

We currently use the mailing address of 535 16th Street, Suite 820, Denver, Colorado 80202. We own no real estate nor have plans to acquire any real estate. All of our management activities are performed in Colorado.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings and our property is not the subject of any material legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of March 30, 2012, there were 48 record holders of our common stock and there were 12,012,600 shares of our common stock outstanding.

Market Information

We have recently been cleared for trading on the OTCBB but we have three market makers and no public market has yet been developed. There can be no assurance that a public trading market will develop or be sustained in the future. Without an active public trading market, you may not be able to liquidate your shares without considerable delay, if at all. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this prospectus, including the many risks associated with an investment in our Company, may have a significant impact on the market price of our common stock. Also, because of the relatively low price of our common stock, many brokerage firms may not effect transactions in the common stock.

We plan to apply for quotation of the Common Stock on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.

On October 11, 2011, we engaged the services of Alpine Securities to assist in applying to and interacting with the Depository Trust Company (DTC) as our agent in our request to the DTC to make an issue of our securities eligible for DTC book-entry delivery and depository services.

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

Stock Transfer Agent

The stock transfer agent for our securities for the fiscal year ended December 31, 2011 is Island Stock Transfer, Inc. whose address is 100 Second Avenue South Street, Suite 705S, Petersburg, FL 33701.

ITEM 6. SELECTED FINANCIAL DATA

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2011.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

The Company had revenues of $470 during the period ended December 31, 2011. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2011 to December 31, 2012.

Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $70,000 and $90,000 for the fiscal year ending December 31, 2012. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an affiliated organization named A-Squared Holdings, Inc. (“A-Squared”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, extended by one year on November 29, 2009 and was again extended until November 29, 2015, and renews automatically each year on November 29 with a renewal fee calculated as 1.5% of the unpaid balance due on that date.  A second affiliate, X-Clearing Corporation (“X-Clearing”) has also advanced working capital to us on an as-needed basis in exchange for promissory notes.  There is no assurance that these loans will continue in the future.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.   We have generated minimal revenues during the period ended December 31, 2011, and management does not anticipate any significant revenues until the last quarter of 2012 as contemplated by our business plan.

We have minimal inventory valued at $7,384. We anticipate implementing the following business plan for our next twelve months:

As we have attempted to implement our business plan over the last 38 months, we will continue to concentrate on the purchase of inventory.  The new inventory will consist primarily of sports collectibles and will be obtained in the following ways:

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

We anticipate developing our plan for the next twelve months using a combination of our loan guarantee from A-Squared, cash advances from X-Clearing and the cash flow generated from sales.

Seasonality

We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year. However, with our startup phase, we do not anticipate any material revenue until the last quarter of 2012.

Results of Operations

 We had $470 in revenue for the fiscal year ended December 31, 2011.  Operating expenses during the period ended December 31, 2011 totaled $89,358 consisting of filing fees, professional fees and rent.

Liquidity and Capital Resources

At December 31, 2011, we had a nominal cash balance of $191. Our total assets were $7,575. At December 31, 2011 our current liabilities were $113,586, which consists of accounts payable, interest accrued payable, and loans payable. While contributed services and fees throughout the development stage total $233,765 in additional paid-in capital, total operating losses for the same period equal $353,105, resulting in a net shareholders’ deficit of $106,011 at the fiscal year ended December 31, 2011.

Financial Position

At December 31, 2011, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. On November 29, 2009 a motion was passed to extend the Maturity date of the above notes to November 29, 2015. A second affiliate, X-Clearing has also advanced working capital to us on an as-needed basis in exchange for promissory notes. There is no assurance that these loans will continue in the future.

Management estimates it will take approximately an additional $70,000 - $90,000 per year to fund proposed operations.  Since we have limited operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. In addition, the current economic crisis has led to an overall consumer confidence decline. The demand for sports memorabilia has declined due to the overall conservative nature displayed in consumer behaviors over the last seven quarters. Holiday spending was largely over projected in all sectors of consumer spending.  Furthermore, we have no commitment for funding after fiscal year 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	14

Balance Sheets at December 31, 2011 and 2010	15

Statements of Operations for the years ended December 31, 2011 and 2010,
and from November 29, 2007 (Inception) through December 31, 2011	16

Statement of Changes in Shareholders' Deficit from
November 29, 2007 (Inception) through December 31, 2011	17

Statements of Cash Flows for the years ended December 31, 2011 and 2010,
and from November 29, 2007 (Inception) through December 31, 2011	18

Notes to Financial Statements	19 - 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forever Valuable Collectibles, Inc.:

We have audited the accompanying balance sheets of Forever Valuable Collectibles, Inc. (“the Company”) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc., as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Borgers & Cutler CPA’s PLLC

Borgers & Cutler CPA’s PLLC
Denver, CO
March 30, 2012

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Balance Sheets

	December 31	December 31,
	2011	2010

Assets
Assets:
Cash	$191	$519
Merchandise inventory, at cost	7,384	3,959

Total Assets	$7,575	$4,478

Liabilities and Shareholders’ Deficit
Liabilities:
Accounts payable:
Related parties (Note 2)	$4,938	$3,608
Trade accounts payable	23,349	10,666
Notes payable, related parties (Note 2)	60,948	38,920
Accrued interest payable, related parties (Note 2)	24,351	13,960

Total liabilities	113,586	67,154

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively	—	—
Common stock, no par value; 50,000,000 shares authorized,
12,012,600 and 11,972,600 shares issued and outstanding, respectively	13,329	9,329
Additional paid-in capital	233,765	176,519
Deficit accumulated during the development stage	(353,105)	(248,524)

Total shareholders’ deficit	(106,011)	(62,676)

Total Liabilities and Shareholders’ Deficit	$7,575	$4,478

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Operations

			November 29,
			2007 (Inception)
	For The Years Ended		through
	December 31,		December 31,
	2011	2010	2011
Net sales and gross revenue	$470	$500	$1,555

Cost of Goods Sold	400	350	1,200

Gross Margin	70	150	355

Contributed rent and services (Note 2)	57,246	57,246	233,755
Selling, general and administrative
expenses, related party (Note 2)	—	2,954	3,954
Selling, general and administrative
expenses, other	32,111	12,797	85,359

Operating loss	(89,287)	(72,847)	(322,713)

Other income (expense):
Interest expense	(15,294)	(7,046)	(30,392)

Loss before income taxes	(104,581)	(79,893)	(353,105)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(104,581)	$(79,893)	$(353,105)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average common shares outstanding	12,005,367	11,970,754

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statement of Changes in Shareholders' Deficit

					Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at November 29, 2007	—	$—	—	$—	$—	$—	$—
November 2007, issuance of common stock for cash and property (Note 1)	—	—	11,920,600	4,211	—	—	4,211
November 2007, issuance of warrant to A-Squared Holdings, Inc. (Note 3)	—	—	—	—	10	—	10
Contributed rent and services (Note 2)	—	—	—	—	4,771	—	4,771
Net loss	—	—	—	—	—	(12,282)	(12,282)
Balance at December 31, 2007	—	$—	11,920,600	4,211	4,781	(12,282)	(3,290)
October 2008, common stock issued in
exchange for professional services (Note 3)	—	—	5,000	500	—	—	500
Contributed rent and services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(78,483)	(78,483)
Balance at December 31, 2008	—	$—	11,925,600	4,711	62,027	(90,764)	(24,027)
March 2009, common stock in exchange for professional services (Note 2)
	—	—	25,000	2,500	—	—	2,500
September 2009, common stock in exchange for professional services (Note 2)	—	—	10,000	1,000	—	—	1,000
Contributed rent and services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(77,866)	(77,866)
Balance at December 31, 2009	—	$—	11,960,600	8,211	119,273	(168,630)	(41,147)
February 2010, common stock issued as
payment for an account payable owed to a related party (Note 2)		—	12,000	1,118	—	—	1,118
Contributed rent and services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(79,893)	(79,893)
Balance at December 31, 2010	—	$—	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)
March 2011, common stock issued in exchange for professional services (Note 2)	—	—	40,000	4,000	—	—	4,000
Contributed rent and services (Note 2)	—	—	—	—	57,246	—	57,246
Net loss	—	—	—	—	—	(104,581)	(104,581)
Balance at December 31, 2011	—	$—	12,012,600	$13,329	$233,765	$(353,105)	$(106,011)

See accompanying notes to condensed financial statements

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Statements of Cash Flows

	For The Years Ended December 31,		November 29, 2007 (Inception) through December 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(104,581)	$(79,893)	$(353,105)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	4,000	—	12,329
Contributed services (Note 2)	48,000	48,000	196,000
Contributed rent (Note 2)	9,246	9,246	37,765
Changes in operating assets and liabilities:
Inventory	(3,425)	(971)	(7,384)
Accounts payable	14,012	9,400	28,287
Accrued interest related party	10,392	7,047	24,351
Net cash used in
operating activities	(22,356)	(7,171)	(61,757)

Cash flows from financing activities:
Proceeds from issuance of related party notes	22,028	5,000	60,948
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	22,028	5,000	61,948

Net change in cash and
cash equivalents	(328)	(2,171)	191

Cash and cash equivalents:
Beginning of period	519	2,690	—

End of period	$191	$519	$191

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued for property	$—	$—	$3,211
Shares issued for liabilities (Note 3)	$4,000	$1,118	$5,118

See accompanying notes to condensed financial statements

(1)  Nature of Organization and Summary of Significant Accounting Policies

Organization and Basis of Presentation

Upon effectiveness of a Registration Statement filed with the Securities and Exchange Commission (“SEC”) by Forever Valuable Collectibles, Inc. (the “Company” or “we”), Fincor, Inc (“Fincor”) completed the spin-off of the Company to its shareholders of record as of August 13, 2008.  The transaction was effected by the issuance of 11,920,600 shares of the Company’s common stock to Fincor in exchange for cash and property.

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

Basis of Presentation and Going Concern

We have a limited history of operations, limited assets, and an operating loss since Inception.  Our current burn rate is between $70,000 and $90,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated nominal revenues from our Inception, and at December 31, 2011 and 2010, we had cash positions of $191 and $519, respectively.

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

As a result, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Revenue Recognition

The Company earned revenues of $470 and $500 for the years ended December 31, 2011 and 2010, respectively.  There was no revenue earned prior to 2009.  Anticipated future operating revenue will represent product sales in connection with owning and operating a memorabilia and collectibles business.  We recognize revenue on the sale of our inventory when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handlings cost

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues. The Company has not incurred any shipping costs in its development stage.

Advertising Costs

The Company plans to expense all advertising costs as incurred.  The Company had no advertising costs during the years ended December 31, 2011 and 2010.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31 2011 and 2010. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification (ASC) No. 740, Accounting for Income Taxes (ASC 740), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis.  Expected future losses represented sufficient negative evidence under ASC 740 and accordingly, a full valuation allowance was recorded against deferred tax assets.  We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax losses of $104,581 and $79,893 for the years ended December 31, 2011 and 2010, respectively.

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

Loss per Common Share

Accounting Standards Codification No. 260, Earnings per Share, requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures.  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period.  Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 20110 and 2010, a warrant to purchase 200,000 shares of our common stock was excluded from diluted earnings per share because it was anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

(2)  Related Party Transactions

Rent expense of $9,246 was recognized during the years ended December 31, 2011 and 2010 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2011 and 2010.  We recognized $48,000 for the years ended December 31, 2011 and 2010, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the years ended December 31, 2011 and 2010, we incurred stock transfer agent fees to X-Pedited Transfer Corp., an affiliate, totaling $534 and $2,954, respectively.  At December 31, 2011, the unpaid balance to the affiliate was $3,488, and is included in the accompanying balance sheet as accounts payable, related party. During February 2010, we issued 12,000 shares of our common stock to X-Pedited Transfer Corp. as payment for the December 31, 2009 obligation.

Our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc., have provided us cash since our inception to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of December 31, 2011 and 2010, notes payable to related parties, consist of the following:

	December 31,
	2011	2010
Demand notes payable to affilliate A-Squared Holdings, Inc. issued between February 2008 and November 2011, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing
interest at 15%, interest payable every 90 days	$31,361	$20,347

Demand notes payable to affilliate X-Clearing issued between
January 2008 and November 2011, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing
interest at 15%, interest payable every 90 days	29,587	18,573

Total notes payable, related parties	$60,948	$38,920

Interest is payable every 90 days, but no interest has been paid to date. Accrued interest payable as of December 31, 2011 and 2010 were $24,351 and $13,960, respectively.

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

During March 2011 we issued 40,000 shares of common stock to our stock transfer agent, Island Capital Management, for payment of professional services.

Warrant to purchase our common stock

On November 29, 2007 the Board of Directors unanimously approved the granting of a warrant to A-Squared Holdings, Inc. in exchange for providing a one-year, $200,000 credit facility to the Company (See Note 5).

The warrant vested as of the date of the grant and expires in five years.  All 200,000 shares underlying the warrant are exercisable at $0.001 per share.  The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model.  Compensation expense totaling $10 was recognized during the period ended December 31, 2007.  No warrants had been exercised through December 31, 2011.

The status of the Company’s outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Rermaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at November 29, 2007 (inception)*****************************.	$0	$0
Granted*************************.'	200,000	0.001	4.9 years
Exercised************************.	0	0
Cancelled************************.	0	0
Outstanding at December 31, 2007********************.	$200000	$0	4.9 years	$0
Granted*************************.	0	0
Exercised************************.	0	0
Cancelled************************.	0	0
Outstanding at December 31, 2008*********************..	200000	0	3.9 years	$0
Granted*************************.	0	0
Exercised************************.	0	0
Cancelled************************.	0	0
Outstanding at December 31, 2009*********************..	200000	0	2.9 years	$0
Granted*************************.	0	0
Exercised************************.	0	0
Cancelled************************.	0	0
Outstanding at December 31, 2010*********************..	200000	0	1.9 years	$0
Granted*************************.	0	0
Exercised************************.	0	0
Cancelled************************.	0	0
Outstanding at December 31, 2011*********************..	200000	0	0.9 years	$0

Exercisable at December 31, 2011********************.	$200000	$0		$0
Exercisable at December 31, 2008*******************.	$200000	$0		$0
Exercisable at December 31, 2009*******************.	$200000	$0		$0
Exercisable at December 31, 2010*******************.	$200000	$0		$0
Exercisable at December 31, 2011*******************.	$200000	$0		$0

The weighted average fair value of the warrant granted on November 29, 2007 was estimated on the date of grant using the Black-Sholes option-pricing model at $0.00035 per share or $10.  The fair value of the warrants granted is estimated on the date of grant using the following assumptions: dividend yield of zero, expected volatility of 100%, risk free interest rate of 3.42%, and an expected life of five years.

(4)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rates at December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate,
net of federal benefit	4.00%	4.00%
Permanent differences	-14.00%	-14.00%
Net operating loss for which no tax
benefit is currently available	-5.00%	-5.00%
	0.00%	0.00%

At December 31, 2011, deferred tax assets consisted of a net tax asset of $22,849, due to an operating loss carryforward of $120,122, which was fully allowed for, in the valuation allowance of $22,849.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The changes in the valuation allowance for the year ended December 31, 2011 and 2010 was $8,963 and $4,288, respectively. Net operating loss carryforwards will expire through 2031.  The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

(5)  Subsequent Events

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed though March 30, 2012, which is the date financial statements were issued.  No reportable subsequent events were noted other than those described below.

Note Payable, Related Parties

During January 2012, A-Squared Holdings, Inc. advanced the Company an additional $5,000 for working capital under the terms of the promissory notes discussed above in Note 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules  13a-15(e) and 15d-15(e)  under the Securities  Exchange Act of 1934,  as  amended  (the  "Exchange  Act")  that are  designed  to ensure  that information  required to be disclosed in our reports  under the Exchange Act, is recorded,  processed,  summarized and reported within the time periods  required under  the  SEC's  rules and forms  and that the  information  is  gathered  and communicated to our management, including our Chief Executive Officer (Principal Executive Officer), as appropriate, to allow for timely decisions regarding required disclosure.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 and has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

         Set forth below is the name of our director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Position
Jodi Stevens Patricia Philbrook	46 56	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director Secretary and a Director

Jodi Stevens has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary-Treasurer and a Director of our Company since Inception on November 29, 2007.  She has been Secretary of Fincor, Inc. since 2005 and serves as President of X-Pedited Transfer Corporation.  She has been with X-Pedited Transfer Corporation since its Inception in January 2007.  She has worked for two Fortune 500 companies, Ball Aerospace Systems Group, 1986-1992, and Coram Healthcare, 1994 to 1996.  With Ball Aerospace, she handled Public and Investor Relations as well as social events while supporting the Vice President of Human Relations and the Vice President of Public Affairs and Public Relations.  She also managed the department’s budget and non-profit projects.  With Coram Healthcare she worked with the Executive Vice President of the Corporation, the President of the Lithotripsy Division, and the Vice President of Human Resources for the Corporation. She worked from 1996-2001 with LRG Group, LLC as office manager.  From 2001–2010 she worked first as VP Operations of X-Clearing Corp., a U.S Securities and Exchange Commision-regulated stock transfer agency, and in January 2004 became the President of the Corporation until its closing in December 2010. She was educated at Metropolitan State College, Denver, Colorado. She will devote a minimum of forty hours per month to our operations.

Patricia Philbrook was appointed to the position of Corporate Secretary as of March 24, 2010. Patricia Philbrook (56 years) has been Secretary /Treasurer of PEC Services, Inc. since November 19, 1999. PEC Services, Inc. offers financial and business planning services as well as accounting consulting services to small and midsize companies.  Prior to forming PEC Services, Ms. Philbrook had worked for Pacific Mountain Network (PMN) as its controller for seven years.  PMN was an non-profit association of public television companies located in the western region of the United States and as controller, Ms. Philbrook was responsible for the proper and accurate accounting of various grant monies received including those with the Corporation for Public Broadcasting, National Science Foundation and Channel One, which was responsible for providing original educational broadcasting content in middle and secondary schools in this region.  Prior to PMN, Ms. Philbrook was the controller for Thomas Perkins, a local advertising agency located in Denver with accounts such as Qwest, Xcel Energy, First Bank. She was in charge of financial reporting for the agency as well as managing an extensive office build-out project and keeping that project on time and under budget.  Prior to moving to Denver from San Francisco, CA in 1991, she worked for four years (through 1989) with the San Francisco office of Grant Thornton, a top-ten international accounting firm in their management consulting department.  Ms. Philbrook received her B.S. in Information Systems Management from the University of San Francisco in 1986 after having worked in various senior accounting positions for the previous fifteen years.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2011.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2010, and $48,000 for the year end December 31, 2011, and a total of $196,000 for her contributed services expense from Inception through December 31, 2011.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2011.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2011, and $48,000 for the year end December 31, 2010, and a total of $196,000 for her contributed services expense from Inception through December 31, 2011.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following sets forth the number of shares of our no par value common stock beneficially owned by (i) each person who, as of March 30, 2012, was known by us to own beneficially more than five percent (5%) of its common stock; (ii) our individual Directors and (iii) our Officers and Directors as a group. A total of 12,012,600 shares of common stock were issued and outstanding as of March 30, 2012.

Name	Number of Shares	Percentage Ownership

Jodi Stevens (1)	11,495,000	96%
535 16th Street, Suite 820
Denver, Colorado 80202 PEC Services, Inc (2) 535 16th Street, Suite 820 Denver, CO 80202	11,000	0.1%

All Officers and Directors as a Group	11,515,000	96%

(1)

A total of 11,475,000 shares are owned of record jointly by Robert and Jodi Stevens through SHC, LLC. In addition, X-Clearing Corporation, owns 20,000 shares. Mrs. Stevens has beneficial ownership and control of all of the shares. In addition, Jodi Stevens and Robert Stevens own A-Squared Holdings, Inc., which has a total of 200,000 warrants issued to it, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance.

(2)

PEC Services is controlled by Patricia Philbrook, who was appointed to the position of Secretary and a Director as of March 24, 2010.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On November 29, 2007, an affiliate named A-Squared Holdings, Inc., agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008.  The maturity date of this note may be extended at the option of A-Squared  for a period of one year following the maturity date provided A-Squared  receives a renewal fee equal to 1.5% of the then outstanding principal balance due.  However, the loan is due on demand and the maturity date of this note will not be extended past November 29, 2015. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days from the date of the promissory note.  Interest payments have not been paid every 90 days as due, but continues to accrue and is compounded and is reflected in the total interest outstanding.  A-Squared is a Company owned by Robert and Jodi Stevens.

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

An affiliate contributed office space to us during the period from November 29, 2007 through December 31, 2011.  We recognized $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  For each of the years ended December 31, 2011 and December 31, 2010 we recognized $9,246 as rent. The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2011.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2011, and $48,000 for the year end December 31, 2010, and a total of $196,000 for her contributed services expense from Inception through December 31, 2011.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 31, 2011 and December 31, 2010, along with the related statements of operations, stockholders’ equity and cash flows have been audited by Borgers and Cutler CPAs or Denver, Colorado, independent registered public accounting firm, to the extent and for the period set forth in their report, and are set forth in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Audit Fees

Our independent auditor, Borgers and Cutler CPAs, billed an aggregate of $4,000.00 for the years ended December 31, 2011 and December 31, 2010, and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. The firm billed an aggregate of $1,080 in connection with the review of the Company's unaudited quarterly financial statements for the period ended September 30, 2011.  Our previous auditors, Cordovano and Honeck LLPs of Englewood, Colorado, billed an aggregate of $5,500 during the fiscal year ended December 31, 2011 for professional services rendered for the audit of the Company’s financial statements for the period ended December 31, 2010 (which was subsequently re-audited by Borgers and Cutler CPAs) and the review of the Company's unaudited quarterly financial statements for the periods ended March 31, 2011 and June 30, 2011.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

 * Previously filed

(b)

 Reports on Form 8-K. Item 4.01 on Form 8-K was filed by the Company on November 14, 2011 and Item 4.01 Form 8-K/A on November 17, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 30, 2012	By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Director