Form 10-Q
period 2012-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2012-05-10
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange  Act)     Yes []    No [ X ]

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date,

May 09, 2012,  was 12,012,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “the Company”, “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial statements)

Assets
Assets:
Cash………………………………………………………………..	$3,391	$191
Merchandise inventory……………………………………………	7,384	7,384

Total Assets	$10,775	$7,575

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable:
Related party (Note 2)…………………………………………..	$5,062	$4,938
Other…………………………………………………………….	29,406	23,349
Notes payable, related parties (Note 2)……………………………	66,948	60,948
Accrued interest payable, related parties (Note 2)…………………	27,771	24,351

Total liabilities……………………………………...	129,187	113,586

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively…………	—	—
Common stock, no par value; 50,000,000 shares authorized,
12,012,600 and 12,012,600 shares issued and outstanding, respectively………………………………………………………	13,329	13,329
Additional paid-in capital…………………………………………..	248,076	233,765
Deficit accumulated during the development stage………………...	(379,817)	(353,105)

Total shareholders’ deficit………………………….	(118,412)	(106,011)

	$10,775	$7,575

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

			November 29,
		2007 (Inception)
	For The Three Months		through
	Ended March 31,		March 31,
	2012	2011	2012
Net sales and gross revenue	$—	$350	$1,555

Cost of goods sold	—	300	1,200

Gross margin	—	50	355

Contributed rent and services (Note 2)	14,311	14,311	248,066
Selling, general and administrative
expenses, related party	—	—	3,954
Selling, general and administrative
expenses, other	8,067	5,627	93,426

Operating loss	(22,378)	(19,888)	(345,091)

Other income (expense):
Interest expense	(4,334)	(4,194)	(34,726)

Loss before income taxes	(26,712)	(24,082)	(379,817)

Income taxes (Note 4):
Income tax provision	—	—	—

Net loss	$(26,712)	$(24,082)	$(379,817)

Basic and diluted loss per share	$(0.00)*	$(0.00)*

Weighted average common shares outstanding	12,012,600	11,979,267

 * Less than $.01 per share

See accompanying notes to condensed financial statements

4 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit Accumulated During the Development Stage
					Additional Paid-in Capital		Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at
December 31, 2011	—	$—	12,012,600	$13,329	$233,765	$(353,105)	$(106,011)
Contributed rent and
services	—	—	—	—	14,311	—	14,311
Net loss	—	—	—	—	—	(26,712)	(26,712)
Balance at
March 31, 2012	—	$—	12,012,600	$13,329	$248,076	$(379,817)	$(118,412)

See accompanying notes to condensed financial statements

5 |

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
			November 29,
			2007( Inception)
	Three Months Ended		through
	March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss…………………………………………………...	$(26,712)	$(24,082)	$(379,817)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment………………………………….	—	—	12,329
Contributed services (Note 2)…………………………	12,000	12,000	208,000
Contributed rent (Note 2)……………………………..	2,311	2,311	40,076
Changes in operating assets and liabilities:
Inventory…………………………………….	—	(2,950)	(7,384)
Accounts payable……………………………	6,182	6,349	34,468
Accrued interest related party………………..	3,419	2,202	27,771
Net cash used in
operating activities…………………	(2,800)	(4,170)	(64,557)

Cash flows from financing activities:
Proceeds from issuance of related party notes…………...	6,000	5,000	66,948
Proceeds from issuance of common
stock, net of issuance costs……………………………	—	—	1,000
Net cash provided by
financing activities…………………	6,000	5,000	67,948

Net change in cash and
cash equivalents…………………….	3,200	830	3,391

Cash and cash equivalents:
Beginning of period………………………………………	191	519	—

End of period……………………………………………..	$3,391	$1,349	$3,391

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes…………………………………………..	$—	$—	$—
Interest………………………………………………	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party
accounts payable (Note 3)…………………………….	$—	$—	$5,118
Shares issued for property	$—	$—	$3,211

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2012, the results of operations for the three months ended March 31, 2012 and 2011, and cash flows for the three months ended March 31, 2012 and 2011 and the period from November 29, 2007 (Inception) through March 31, 2012. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2011.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three month periods ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

We have a limited history of operations, limited assets, and an operating loss since Inception.  Our current burn rate is between $70,000 and $90,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $ 1,555 from our Inception and at March 31, 2012 we had a cash position of $ 3,391.

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

Rent expense of $ 2,311 was recognized during the three months ended March 31, 2012 and 2011 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2012 and 2011. We recognized

$ 12,000 for the three months ended March 31, 2012 and 2011, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

7 |

During the year ended December 31, 2011 we elected to hire a new transfer agent for our securities, Island Stock Transfer Corp., whose address is 100 Second Avenue South Street, Suite 705S, Petersburg, FL 33701.  Prior to that, we incurred stock transfer agent fees to  X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $2,750 for the period ended December 31, 2010.  At December 31, 2011, the unpaid balance to X-Pedited was $3,488, including unpaid finance charges.  During the three months ended March 31, 2012, we incurred a $123 finance charge to X-Pedited that increased the outstanding balance to $3,612, which is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2011, X-Clearing Corp., an affiliate, paid expenses on our behalf totaling $1,450. This amount remained outstanding at March 31, 2012 and is included in the accompanying balance sheet as accounts payable, related parties.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the three months ended March 31, 2012, X-Clearing Corp. provided loan proceeds totaling $6,000.

As of March 31, 2011 and December 31, 2010, notes payable to related parties, consist of the following:

	March 31,	December 31,
	2012	2011
Demand notes payable to affiliate A-Squared Holdings, Inc. Issued between February 2008 and November 2011, due on demand and not to exceed a maturity date of
November 29, 2015, unsecured and bearing interest at 15%,
interest payable every 90 days	$31,361	$31,361

Demand notes payable to affiliate X-Clearing issued between
January 2008 and March 2012, due on demand not to exceed a
maturity date of November 15, 2015, unsecured and bearing
interest at 15%, interest payable every 90 days	35,587	29,587

Total notes payable, related parties	$66,948	$60,948

Interest is payable every 90 days, but no interest has been paid to date.  Accrued interest payable as of March 31, 2012 and December 31, 2011 was $ 27,771 and $ 24,351, respectively.

8 |

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2011	$200,000	$0.001	.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at March 31, 2012	200,000	0.001	.6 years	$—

Exercisable at December 31, 2011	$200,000	$0.001		$—
Exercisable at March 31, 2012	$200,000	$0.001		$—

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

From Inception through March 31, 2012, revenues were $ 1,555.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended March 31, 2012, were $ 22,378 compared to $ 19,888 for the three months ended March 31, 2011, and $ 345,091 from Inception through March 31, 2012.  The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $ 26,712 ($0.00 per share) for the three months ended March 31, 2012 compared to a net loss before income taxes of $ 24,082 ($0.00 per share) for the three months ended March 31, 2011, and $ 379,817 from Inception through March 31, 2012.

Our auditors have expressed doubt about our ability to continue as a going concern as a result of our continued net losses. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate clients who will purchase our products and our ability to generate revenues.

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

Liquidity and Capital Resources

As of March 31, 2012, we had cash of $3,391.

11 |

Net cash used in operating activities was $ 2,800 for the three months ended March 31, 2012 compared to net cash used in operating activities of $ 4,170 for the three months ended March 31, 2011 and $ 64,557 from Inception through March 31, 2012.

Cash flows provided by financing activities were $ 6,000 for the three months ended March 31, 2012 compared to $ 5,000 the three months ended March 31, 2011 and $ 67,948 from Inception through March 31, 2012.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended March 31, 2012, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

12 |

Revenue Recognition

 We had no revenue during the three months ended March 31, 2012.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for April 01, 2012 to December 31, 2012

 Forever Valuable intends to continue its operations of the sales of a memorabilia and collectibles business. Our operating costs are expected to range between $70,000 and $90,000 for the fiscal year ending December 31, 2012.  These operating costs include insurance, taxes, utilities, maintenance and all other costs of operations.  However, the operating costs and expected revenue generation are difficult to predict.  In November, 2007, an affiliated organization named A-Squared Holdings, Inc. (“A-Squared”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, extended by one year on November 29, 2009 and was again extended until November 29, 2015, and renews automatically each year on November 29 with a renewal fee calculated as 1.5% of the unpaid balance due on that date.  A second affiliate, X-Clearing Corporation (“X-Clearing”) has also advanced working capital to us on an as-needed basis in exchange for promissory notes.  There is no assurance that these loans will continue in the future.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.   We have generated minimal revenues during the period ended December 31, 2011, and management does not anticipate any significant revenues until the last quarter of 2012 as contemplated by our business plan.

We expect to generate revenues in the next nine months from memorabilia and collectibles operations using referrals from business contacts and unrelated individuals and other entities that operate in the memorabilia and collectibles business.

We purchased no additional inventory in the three months ended March 31, 2012, though we will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next nine months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

1.  To business contacts made at trade shows attended,

2.  Collectors contacted at the trade shows.

We also plan to increase our sales in the next nine months by establishing a website and utilizing EBAY, the internet powerhouse for selling memorabilia and collectible items online. The site will be a virtual store, where prospective buyers can see a list of the available merchandise and view pictures of the more expensive items.  Only items that have been purchased at an acceptable wholesale price will be offered.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), our Chief Executive Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered accounting firm pursuant to temporary rules of the SEC that permits us to provide only management’s report in this quarterly report on Form 10-Q.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 1A.  RISK FACTORS

The Company is not required to provide the information required by this Item because the Company is a smaller reporting company.

14 |

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

CHANGE OF CONTROL OF THE REGISTRANT

On May 7, 2012, the majority shareholder of the Company, SHC LLC, and A2 Holdings entered into a Securities Purchase Agreement with R. Thomas Kidd and Joan L. Kidd. Pursuant to the terms of the Securities Purchase Agreement, the Kidds agreed to acquire 10,975,000 shares of common stock owned by SHC LLC, debts owing to the A2 Holdings by the Company of $113,586, and a warrant held by A2 Holdings for 200,000 shares with a strike price of $.001, in a private transaction. Upon closing of the transaction, there will be a change in control of the registrant.

ENTRY INTO A MATERIAL DIFINITIVE AGREEMENT

On May 7, 2012, the Company entered into an Agreement for the Exchange of Common Stock with Armada Sports & Entertainment, Inc.. Pursuant to the terms of the agreement, at closing, the Company will issue 9,400,000 shares of the Company to the shareholders of Armada Sports & Entertainment, Inc. in exchange for 100% of the outstanding shares of Armada. The closing of the transaction is subject to customary provisions of a transaction of this nature, including but not limited to the delivery of all documentation required to effect the closing by all parties. Pursuant to the terms of the agreement, the Company will file an application with FINRA to change its name to Armada Sports & Entertainment, Inc. and request a new trading symbol, to reflect the new direction of the Company's core business.

The exact terms and conditions of the agreement are set forth in the Agreement for the Exchange of Common Stock attached as Exhibit 2.1

15 |

16 |

ITEM 6.  EXHIBITS

Exhibit No.	Description

2.1	Plan of purchase, sale, reorganization, arrangement, liquidation or succession
31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

May 9, 2011.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

17 |