Form 10-Q
period 2012-06-30
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2012-08-15
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2012

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

August 14, 2012,  was 12,012,600.

1 |

FORM 10-Q

Forever Valuable Collectibles, Inc.

2 |

PART I  FINANCIAL INFORMATION

For purposes of this document, unless otherwise indicated or the context otherwise requires, all references herein to “Forever Valuable,” “the Company”, “we,” “us,” and “our,” refer to Forever Valuable Collectibles, Inc., a Colorado corporation.

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)	(Derived from audited financial statements)

Assets
Assets:
Cash………………………………………………………………..	$(116)	$191
Merchandise inventory……………………………………………	7,384	7,384

Total Assets	$7,268	$7,575

Liabilities and Shareholders’ Deficit

Liabilities:
Accounts payable:
Related party (Note 2)…………………………………………..	$5,062	$4,938
Other…………………………………………………………….	29,091	23,349
Notes payable, related parties (Note 2)……………………………	69,698	60,948
Accrued interest payable, related parties (Note 2)…………………	31,403	24,351

Total Liabilities……………………………………...	135,254	113,586

Shareholders’ deficit (Note 3):
Preferred stock, no par value; 1,000,000 shares authorized,
-0- and -0- shares issued and outstanding, respectively…………	—	—
Common stock, no par value; 50,000,000 shares authorized,
12,012,600 and 12,012,600 shares issued and outstanding, respectively………………………………………………………	13,329	13,329
Additional paid-in capital…………………………………………..	262,387	233,765
Deficit accumulated during the development stage………………...	(403,702)	(353,105)

Total Shareholders’ Deficit………………………….	(127,986)	(106,011)

	$7,268	$7,575

See accompanying notes to condensed financial statements

3 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statements of Operations (Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,		November 29, 2007 (Inception) through June 30,
	2012	2011	2012	2011	2012
Revenue	$—	$—	$—	$500	$1,555

Cost of Goods Sold	—	—	—	350	1,200

Gross Margin	—	—	—	150	355

Contributed rent and services (Note 2)	14,311	14,311	28,623	28,623	262,377
Selling, general and administrative
expenses, related party	—	—	—	—	7,330
Selling, general and administrative
expenses, other	5,942	6,201	14,009	11,927	95,992

Operating loss	(20,253)	(20,512)	(42,632)	(40,400)	(365,344)

Other income (expense):
Interest expense	(3,632)	(2,416)	(7,966)	(6,610)	(38,358)

Loss before income taxes	(23,885)	(22,928)	(50,598)	(47,010)	(403,702)

Income taxes (Note 4):
Income tax provision	—	—	—	—	—

Net loss	$(23,885)	$(22,928)	$(50,598)	$(47,010)	$(403,702)

Basic and diluted loss per share	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

Weighted average common shares Outstanding	12,012,600	12,012,600	12,012,600	11,991,648

* Less than $.01 per share

See accompanying notes to condensed financial statements

4 |

5 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Condensed Statement of Changes in Shareholders' Deficit (Unaudited)

						Deficit Accumulated During the Development Stage
					Additional Paid-in Capital		Total

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balance at
December 31, 2011	—	$—	12,012,60	$13,329	$233,765	$(353,105)	$(106,011)
Contributed rent and
services	—	—	—	—	14,311	—	14,311
Net loss	—	—	—	—	—	(26,712)	(26,712)
Balance at
March 31, 2012	—	$—	12,012,600	$13,329	$248,076	$(379,817)	$(118,412)

Contributed rent and
services	—	—	—	—	14,311	—	14,311
Net loss	—	—	—	—	—	(23,885)	(23,885)
Balance at
June 30, 2012	—	$—	12,012,600	$13,329	$262,387	$(403,702)	$(127,986)

See accompanying notes to condensed financial statements

6 |

FOREVER VALUABLE COLLECTIBLES, INC. (A Development Stage Company) Condensed Statements of Cash Flows (Unaudited)
			November 29,
			2007( Inception)
	Six Months Ended		through
	June 30,		June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(50,597)	$(47,010)	$(403,702)
Adjustments to reconcile net loss to net cash
used by operating activities:
Share-based payment	—	4,000	12,329
Contributed services (Note 2)	24,000	24,000	220,000
Contributed rent (Note 2)	4,623	4,623	42,387
Changes in operating assets and liabilities:
Inventory	—	(4,200)	(7,384)
Accounts payable	5,866	4,096	34,153
Accrued interest related party	7,051	4,618	31,403
Net cash used in
operating activities	(9,057)	(9,873)	(70,814)

Cash flows from financing activities:
Proceeds from issuance of related party notes	8,750	10,000	69,698
Proceeds from issuance of common
stock, net of issuance costs	—	—	1,000
Net cash provided by
financing activities	8,750	10,000	70,698

Net change in cash and
cash equivalents	(307)	127	(116)
Cash and cash equivalents:
Beginning of period	191	519	—

End of period	$(116)	$646	$(116)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Shares issued as payment for related party
accounts payable (Note 3)	$—	$—	$5,118
Shares issued for property	$—	$—	$3,211

See accompanying notes to condensed financial statements

7 |

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)

Notes to Condensed Unaudited Financial Statements

Note 1: Basis of Presentation and Going Concern

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2012, the results of operations for the three and six months ended June 30, 2012 and 2011, and cash flows for the six months ended June 30, 2012 and 2011 and the period from November 29, 2007 (Inception) through June 30, 2012. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2011.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

We have a limited history of operations, limited assets, and an operating loss since Inception.  Our current burn rate is between $70,000 and $90,000 annually and we may incur additional operating losses in future periods.  In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues.  However, we have generated only limited revenues of $ 1,555 from our Inception and at June 30, 2012 we had a cash position of $ (116).

As a result, our auditors are uncertain about our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(2)  Related Party Transactions

In November, 2007, an affiliated organization named A-Squared Holdings, Inc. (“A-Squared”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, extended by one year on November 29, 2009 and was again extended until November 29, 2015, and renews automatically each year on November 29 with a renewal fee calculated as 1.5% of the unpaid balance due on that date.  A second affiliate, X-Clearing

Corporation (“X-Clearing”) has also advanced working capital to us on an as-needed basis in exchange for promissory notes.  There is no assurance that these loans will continue in the future.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.   We generated minimal revenues during the period ended December 31, 2011, and management does not anticipate any significant revenues until the last quarter of 2012 as contemplated by our business plan.

Rent expense of $ 2,311 and $ 4,623 was recognized respectively during the three and six months and  ended June 30, 2012 and 2011 for contribution of office space by an affiliate.  The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2012 and 2011. We recognized

$ 12,000 and $ 24,000 respectively for the three and six months ended June 30, 2012 and 2011, in contributed service expense.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

8 |

During the year ended December 31, 2011 we elected to hire a new transfer agent for our securities, Island Stock Transfer Corp., whose address is 100 Second Avenue South Street, Suite 705S, Petersburg, FL 33701.  Prior to that, we incurred stock transfer agent fees to X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $3,750 for the period ended December 31, 2010.  At December 31, 2011, the unpaid balance to X-Pedited was $3,488, including unpaid finance charges.  During the three months ended March 31, 2012, we incurred a $123 finance charge to X-Pedited that increased the outstanding balance to $3,612, which amount remained outstanding at June 30, 2012 and is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2011, X-Clearing Corp., an affiliate, paid expenses on our behalf totaling $1,450. This amount remained outstanding at June 30, 2012 and is included in the accompanying balance sheet as accounts payable, related parties.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the three and six months ended June 30, 2012, X-Clearing Corp. provided loan proceeds totaling $2,750 and $6,000 respectively.

As of June 30, 2012 and December 31, 2011, notes payable to related parties, consist of the following:

	June 30,	December 31,
	2012	2011
Demand notes payable to affiliate A-Squared Holdings, Inc. Issued between February 2008 and November 2011, due on demand and not to exceed a maturity date of
November 29, 2015, unsecured and bearing interest at 15%,
interest payable every 90 days	$31,361	$31,361

Demand notes payable to affiliate X-Clearing issued between
January 2008 and June 2012, due on demand not to exceed a
maturity date of November 15, 2015, unsecured and bearing
interest at 15%, interest payable every 90 days	38,337	29,587

Total notes payable, related parties	$69,698	$60,948

Interest is payable every 90 days, but no interest has been paid to date.  Accrued interest payable as of June 30, 2012 and December 31, 2011 was $ 31,403 and $ 24,351, respectively.

9 |

(3)  Shareholders’ deficit

The status of our outstanding warrant is as follows:

		Weighted	Weighted Avg.	Aggregate
	Number of	Avg. Exercise	Remaining	Intrinsic
	Shares	Price	Contractual Term	Value
Outstanding at December 31, 2011	$200,000	$0.001	0.9 years
Granted	—	—
Exercised	—	—
Cancelled	—	—
Outstanding at June 30, 2012	200,000	0.001	0.3 years	$—

Exercisable at December 31, 2011	$200,000	$0.001		$—
Exercisable at June 30, 2012	$200,000	$0.001		$—

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

From Inception through June 30, 2012, revenues were $ 1,555.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended June 30, 2012, were $ 20,253 compared to $ 20,512 for the three months ended June 30, 2011. Operating expenses for the six months ended June 30, 2012 were $42,632 compared to $40,550 for the six months ended June 30, 2011 and $ 365,344 from inception through June 30, 2012. The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

As a result of the foregoing, we had a net loss before income taxes of $ 23,885 (less than $0.01 per share) for the three months ended June 30, 2012 compared to a net loss before income taxes of $ 22,928 (less than $0.01 per share) for the three months ended June 30, 2011.  We had a net loss before income taxes of $ 50,598 for the six months ended June 30, 2012 compared to

$ 47,010 for the six months ended June 30, 2011 and $ 403,702 from Inception through June 30, 2012.

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

Liquidity and Capital Resources

As of June 30, 2012, we had cash of $(116).

12 |

Net cash used in operating activities was $ 9,057 for the six months ended June 30, 2012 compared to net cash used in operating activities of $ 9,873 for the six months ended June 30, 2011 and $ 70,814 from Inception through June 30, 2012.

Cash flows provided by financing activities were $ 8,750 for the six months ended June 30, 2012 compared to $ 10,000 the six months ended June 30, 2011 and $ 70,698 from Inception through June 30, 2012.  These cash flows were all related to borrowings from a related party and the sale of common stock.

We believe that we have sufficient capital available in the short term for our current level of operations. This is because we believe that we can attract sufficient product sales within our present organizational structure and resources to become profitable in our operations. We do not anticipate needing to raise additional capital resources in the next twelve months as we expect to be able to fully fund our activities from our unused credit facility.

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended June 30, 2012, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

13 |

Revenue Recognition

 We had no revenue during the three and six months ended June 30, 2012.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for July 01, 2012 to December 31, 2012

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

We purchased no additional inventory in the three and six months ended June 30, 2012, though we will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next six months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

15 |

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906

Reports on Form 8-K

We filed a Form 8K on June 4, 2012 which was the only Form 8K filing for the fiscal quarter ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

August 14, 2012.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens

16 |