Form 10-K
period 2012-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2013-03-22
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes: ☐ No:☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes: ☐ No: ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No: ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☑

Registrant had revenues of $0 for its most recent fiscal year. The aggregate market value of the voting stock held by non-affiliates is approximately $64.096 as of  Feb 19, 2013. Our shares of common stock currently trade on the OTCBB.  The number of shares outstanding of the registrant's common stock, as of the latest practicable date, March 22, 2013, was 12,012,600.

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

Backlog

At December 31, 2012, we had no backlogs.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Holders

As of February 19, 2013, there were 41 record holders of our common stock and there were 12,012,600 shares of our common stock outstanding.

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

We have applied for and been approved for trading on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc., trading under the symbol FVBC.

On October 11, 2011, we engaged the services of Alpine Securities to assist in applying to and interacting with the Depository Trust Company (DTC) as our agent in our request to the DTC to make an issue of our securities eligible for DTC book-entry delivery and depository services. We have been cleared for DTC Services.

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

Stock Transfer Agent

The stock transfer agent for our securities for the fiscal year ended December 31, 2012 is First American Stock Transfer, Inc, 4747 N 7th Street, Suite 170, Phoenix, AZ 85014, (602) 485-1346.

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

Critical Accounting Policies

We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the period ended December 31, 2012.  Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

The Company had revenues of $0 during the period ended December 31, 2012. Anticipated future operating revenue will represent product sales in connection owning and operating a memorabilia and collectibles business. Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for December 31, 2012 to December 31, 2013.

Forever Valuable intends to own and operate a memorabilia and collectibles business. Our operating costs are expected to range between $70,000 and $90,000 for the fiscal year ending December 31, 2013. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from memorabilia and collectibles operations using referrals from Fincor and unrelated individuals and entities that operate in the memorabilia and collectibles business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In November, 2007, an affiliated organization named A-Squared Holdings, Inc. (“A-Squared”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, extended by one year on November 29, 2009 and was again extended until November 29, 2015, and renews automatically each year on November 29 with a renewal fee calculated as 1.5% of the unpaid balance due on that date.  A second affiliate, X-Clearing Corporation (“X-Clearing”) has also advanced working capital to us on an as-needed basis in exchange for promissory notes.  There is no assurance that these loans will continue in the future.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail.   We have generated minimal revenues during the period ended December 31, 2012, and management does not anticipate any significant revenues until the last quarter of 2013 as contemplated by our business plan.

We have minimal inventory valued at $7,912. We anticipate implementing the following business plan for our next twelve months:

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

We anticipate taking additional buying trips and attending at least one major trade show. Once we hold the public auction, we will keep the list of all attendees and add them to our mailing list.  We will begin to plan a direct mail sale targeted to our mailing list.  We will continue to attend at least one trade show per month; buying and selling inventory.

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

Seasonality

We expect that our business will be seasonal with most revenue generated in the latter half of the calendar year. However, with our startup phase, we do not anticipate any material revenue until the last quarter of 2013.

Results of Operations

We had no sales revenue for the fiscal year ended December 31, 2012.  Operating expenses during the period ended December 31, 2012 totaled $77,664 consisting of filing fees, professional fees and rent.

Liquidity and Capital Resources

At December 31, 2012, we had a nominal cash balance of $567. Our total assets were $8479. At December 31, 2012 our current liabilities were $150,522, which consists of accounts payable, interest accrued payable, and loans payable. While contributed services and fees throughout the development stage total $291,011 in additional paid-in capital, total operating losses for the same period equal $446,383, resulting in a net shareholders’ deficit of $142,043 at the fiscal year ended December 31, 2012.

Financial Position

At December 31, 2012, we had no commitments for capital expenditures. In November, 2007, A-Squared agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, with a possible extension ending November 29, 2009. On November 26, 2008, a motion was presented and passed to extend the Maturity Date of the above notes to November 29, 2009. On November 29, 2009 a motion was passed to extend the Maturity date of the above notes to November 29, 2015. A second affiliate, X-Clearing has also advanced working capital to us on an as-needed basis in exchange for non-secured promissory notes. There is no assurance that these loans will continue in the future.

Management estimates it will take approximately an additional $70,000 - $90,000 per year to fund proposed operations.  Since we have limited operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. In addition, the current economic crisis has led to an overall consumer confidence decline. The demand for sports memorabilia has declined due to the overall conservative nature displayed in consumer behaviors over the last eleven quarters. Holiday spending was largely over projected in all sectors of consumer spending.  Furthermore, we have no commitment for funding after fiscal year 2015.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA

FOREVER VALUABLE COLLECTIBLES, INC.

(A Development Stage Company)
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	14-15

Balance Sheets at December 31, 2012 and 2011	16

Statements of Operations for the years ended December 31, 2012 and 2011,
and from November 29, 2007 (Inception) through December 31, 2012	17

Statement of Changes in Shareholders' Deficit from
November 29, 2007 (Inception) through December 31, 2012	18

Statements of Cash Flows for the years ended December 31, 2012 and 2011,
and from November 29, 2007 (Inception) through December 31, 2012	19

Notes to Financial Statements	20-26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forever Valuable Collectibles, Inc.:

We have audited the accompanying balance sheets of Forever Valuable Collectibles, Inc. (“the Company”) as of December 31, 2011 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc., as of December 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

March 22, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forever Valuable Collectibles, Inc.:

We have audited the accompanying balance sheets of Forever Valuable Collectibles, Inc. (“the Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc., as of December 31, 2012, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles in the United States of America.

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

/s/ B F Borgers CPA PC
B F Borgers CPA PC

Denver, CO

March 22, 2013

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets
Cash	$567	$191
Merchandise inventory	7,912	7,384
Total current assets	8,479	7,575

Total Assets	$8,479	$7,575

LIABILITIES

Current Liabilities
Accounts payable related parties (Note 2)	$6,572	$4,938
Trade accounts payable	30,408	23,349
Total current liabilities	36,980	28,287

Notes payable, related parties (Note 2)	74,073	60,948
Accrued interest payable, related parties (Note 2)	39,469	24,351

Total Liabilities	150,522	113,586

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized at; 12,012,600 and 12,012,600 issued and outstanding at December 31, 2012 and 2011, respectively	13,329	13,329
Additional paid-in capital	291,011	233,765
Deficit accumulated during development stage	(446,383)	(353,105)
Total stockholders' equity (deficit)	(142,043)	(106,011)

Total liabilities and stockholders' equity (deficit)	$8,479	$7,575

The accompanying notes are an integral part of these financial statements.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			From inception
	For the Year Ended		(November 29,
	December 31, 2012	December 31, 2011	2007) through December 31, 2012

REVENUE	$-	$470	$1,555

COST OF GOODS SOLD	-	400	1,200

GROSS MARGIN	-	70	355

OPERATING EXPENSES
Contributed rent and services (Note 2)	57,246	57,246	291,001
Selling, general and administrative expenses, related party (Note 2)	-	-	3,954
Selling, general and administrative expenses, other	20,418	32,111	105,777
Total Operating Expenses	77,664	89,357	400,732

NET LOSS FROM OPERATIONS	(77,664)	(89,287)	(400,377)

OTHER (INCOME) EXPENSE
Interest expense	15,614	15,294	46,006
TOTAL OTHER EXPENSE	15,614	15,294	46,006

NET LOSS BEFORE INCOME TAXES	(93,278)	(104,581)	(446,383)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(93,278)	$(104,581)	$(446,383)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (Basic and Diluted)	12,012,600	12,005,367

The accompanying notes are an integral part of these financial statements.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
From inception November 29, 2007 through December 31, 2012

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Issued	Amount	Capital	Stage	Equity (Deficit)

Balance at inception - November 29, 2007	-	$-	$-	$-	$-

Shares issued for cash and property - November, 2007	11,920,600	4,211	-	-	4,211

Issuance of warrant to A-Squared Holdings Inc. - November, 2007	-	-	10	-	10

Contributed rent and services	-	-	4,771	-	4,771

Net (loss) for period from inception on November 29, 2007 to December 31, 2007	-	-	-	(12,282)	(12,282)
Balance, December 31, 2007	11,920,600	4,211	4,781	(12,282)	(3,290)

Shares issued for services - October, 2007	5,000	500	-	-	500

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2008	-	-	-	(78,483)	(78,483)
Balance, December 31, 2008	11,925,600	4,711	62,027	(90,765)	(24,027)

Shares issued for services - March, 2009	25,000	2,500	-	-	2,500

Shares issued for services - September, 2009	10,000	1,000	-	-	1,000

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2009	-	-	-	(77,866)	(77,866)
Balance, December 31, 2009	11,960,600	8,211	119,273	(168,631)	(41,147)

Shares issued for services - February, 2010	12,000	1,118	-	-	1,118

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2010	-	-	-	(79,893)	(79,893)
Balance, December 31, 2010	11,972,600	9,329	176,519	(248,524)	(62,676)

Shares issued for services - March, 2011	40,000	4,000	-	-	4,000

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2011	-	-	-	(104,581)	(104,581)
Balance, December 31, 2011	12,012,600	13,329	233,765	(353,105)	(106,011)

Contributed rent and services	-	-	57,246	-	57,246

Net loss for the year ended December 31, 2012	-	-	-	(93,278)	(93,278)
Balance, December 31, 2012	12,012,600	$13,329	$291,011	$(446,383)	$(142,043)

The accompanying notes are an integral part of these financial statements.

 FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Statements of Cash Flows

	For the Year Ended		From inception (November 29,
	December 31, 2012	December 31, 2011	2007) through December 31, 2012

OPERATING ACTIVITIES
Net loss	$(93,278)	$(104,581)	$(446,383)
Adjustments to reconcile net loss from operations:
Share-based payment	-	4,000	12,329
Contributed services (Note 2)	48,000	48,000	244,000
Contributed rent (Note 2)	9,246	9,246	47,011
Change in operating assets and liabilities:
Inventory	(528)	(3,425)	(7,912)
Accounts payable	8,693	14,012	36,980
Accrued interest related party	15,118	10,392	39,469
Net cash used in operating activities	(12,749)	(22,356)	(74,506)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,000
Proceeds from issuance of related party notes	13,125	22,028	74,073
Net cash provided by financing activities	13,125	22,028	75,073

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	376	(328)	567

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	191	519	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$567	$191	$567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party advances paid with stock	$-	$-	$-
Liabilities assumed for asset purchase agreement	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FOREVER VALUABLE COLLECTIBLES, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – NATURE OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Fincor shareholders retained their Fincor common shares and, after the spin-off, received (1) share of the common stock of the Company for each share of Fincor common stock held. Immediately following the spinoff, Fincor’s shareholders owned approximately 100 percent of the Company’s common stock.

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

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues. However, we have generated nominal revenues from our Inception, and at December 31, 2012 and 2011, we had cash positions of $567 and $191, respectively.

In November, 2007, A-Squared Holdings, Inc., an affiliated company, agreed to provide us with a credit facility of $200,000 for working capital (see Note 2). There is no assurance that this credit facility will be sufficient to meet our future cash needs. A second affiliate, X-Clearing and its subsidiary X-Pedited Transfer Corporation (“X-Transfer”) have also advanced working capital to us on an as needed basis in exchange for promissory notes (see Note 2). There is no assurance that these loans will continue in the future.

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

Revenue Recognition

The Company earned revenues of $-0- and $470 for the years ended December 31, 2012 and 2011, respectively. There was little revenue earned prior to 2010. Anticipated future operating revenue will represent product sales in connection with owning and operating a memorabilia and collectibles business. We recognize revenue on the sale of our inventory when persuasive evidence of an arrangement exists, delivery has occurred, the seller’s price to the buyer is fixed or determinable, and collectability is reasonably assured.

Shipping and Handlings cost

Shipping and handling fees billed to customers are recorded as revenues while the related shipping and handling costs are included in other cost of revenues. The Company has not incurred any shipping costs in its development stage.

Advertising Costs

The Company plans to expense all advertising costs as incurred. The Company had no advertising costs during the years ended December 31, 2012 and 2011.

Income Taxes

We maintained a full valuation allowance on our net deferred tax assets as of December 31, 2012 and 2011. The valuation allowance was determined in accordance with the provisions of Accounting Standards Codification (ASC) No. 740, Accounting for Income Taxes (ASC 740), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. Expected future losses represented sufficient negative evidence under ASC 740 and accordingly, a full valuation allowance was recorded against deferred tax assets. We intend to maintain a full valuation allowance on the deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

Our tax provision was $-0- on a pre-tax losses of $93,278 and $104,581 for the years ended December 31, 2012 and 2011, respectively.

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

Loss per Common Share

Accounting Standards Codification No. 260, Earnings per Share , requires presentation of “basic” and “diluted” earnings per share on the face of the statements of operations for all entities with complex capital structures. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted during the period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation. At December 31, 2012 and 2011, a warrant to purchase 200,000 shares of our common stock was excluded from diluted earnings per share because it was anti-dilutive.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on our financial condition or the results of our operations.

NOTE 2 – RELATED PARTY TRANSACTIONS

Rent expense of $9,246 was recognized during the years ended December 31, 2012 and 2011 for contribution of office space by an affiliate. The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during 2012 and 2011. We recognized $48,000 for the years ended December 31, 2012 and 2011, in contributed service expense. The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the years ended December 31, 2012 and 2011, we incurred stock transfer agent fees to X- Pedited Transfer Corp., an affiliate, totaling $496 and $534, respectively. At December 31, 2012, the unpaid balance to the affiliate was $3,985, and is included in the accompanying balance sheet as accounts payable, related party. During February 2010, we issued 12,000 shares of our common stock to X-Pedited Transfer Corp. as payment for the December 31, 2009 obligation.

Our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc., have provided us cash since our inception to cover operating expenses pursuant to the terms of unsecured promissory notes.

As of December 31, 2012 and 2011, notes payable to related parties, consist of the following:

	December 31,
	2012	2011
Demand notes payable to affilliate A-Squared Holdings, Inc. issued between February 2008 and November 2011, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$31,361	$31,361

Demand notes payable to affilliate X-Clearing issued between January 2008 and December 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$41,237	$29,587

Demand notes payable to affilliate X-Pedited Transfer issued between August 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$1,475	$-

Total notes payable, related parties	$74,073	$60,948

Interest is payable every 90 days, but no interest has been paid to date. Accrued interest payable as of December 31, 2012 and 2011 were $35,311 and $24,351, respectively.

NOTE 3 – SHAREHOLDERS’ DEFICIT

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

The warrant vested as of the date of the grant and expires in five years. On November 28, 2012 the Board of Directors approved an extension of the warrant expiration date for another three years to November 29, 2015. All 200,000 shares underlying the warrant are exercisable at $0.001 per share. The Board of Directors valued the shares of common stock at the fair value of $0.00005 per share on the date of grant using the Black-Scholes option pricing model. Compensation expense totaling $10 was recognized during the period ended December 31, 2007. No warrants had been exercised through December 31, 2012.

The status of the Company’s outstanding warrant is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at November 29, 2007 (inception)	$-	$-
Granted	200,000	0.001	4.9 years
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2007	$200,000	$-	4.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2008	$200,000	$-	3.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2009	$200,000	$-	2.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2010	$200,000	$-	1.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2011	$200,000	$-	.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at December 31, 2012	200,000	-	2.9 years	-
Exercisable at December 31, 2007	$200,000	$-		$-
Exercisable at December 31, 2008	$200,000	$-		$-
Exercisable at December 31, 2009	$200,000	$-		$-
Exercisable at December 31, 2010	$200,000	$-		$-
Exercisable at December 31, 2011	$200,000	$-		$-
Exercisable at December 31, 2012	$200,000	$-		$-

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

NOTE 4 – INCOME TAXES

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rates at December 31, 2012 and 2011 is as follows:

	December 31,
	2012	2011
U.S. federal statutory graduated rate	15.00%	15.00%
State income tax rate, net of federal benefit	4.00%	4.00%
Permanent differences	-14.00%	-14.00%
Net operating loss for which no tax benefit is currently available	-5.00%	-5.00%
	0.00%	0.00%

At December 31, 2012, deferred tax assets consisted of a net tax asset of $29,521, due to an operating loss carryforward of $155,372, which was fully allowed for, in the valuation allowance of $29,521. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the year ended December 31, 2012 and 2011 was $6,672 and $8,963, respectively. Net operating loss carryforwards will expire through 2031. The value of these carryforwards depends on the ability of the Company to generate taxable income.

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

NOTE 5 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed though March 20, 2013, which is the date financial statements were issued. No reportable subsequent events were noted other than those described below.

As of March 21, 2013 we are in the advanced stages of negotiation to enter into a definitive agreement for the acquisition of an entity and real property.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period. We filed a Form 8-K on March 12, 2013 and amended that filing on March 15, 2013 noticing a change in our Certifying Accountant.

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were not effective as of December 31, 2012.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report.  Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and has concluded that our internal control over financial reporting was effective as of December 31, 2012.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS & CORPORATE GOVERNANCE

         Set forth below is the name of our director and officer, all positions and offices held with us, the period during which she has served as such, and the business experience during at least the last five years:

Name	Age	Position

Jodi Stevens	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director

Jodi Stevens has been the President, Chief Executive Officer, Treasurer, Chief Financial Officer, Secretary-Treasurer and a Director of our Company since Inception on November 29, 2007.  She has been Secretary of Fincor, Inc. since 2005 and serves as President of X-Pedited Transfer Corporation.  She has been with X-Pedited Transfer Corporation since its Inception in January 2007.  She has worked for two Fortune 500 companies, Ball Aerospace Systems Group, 1986-1992, and Coram Healthcare, 1994 to 1996.  With Ball Aerospace, she handled Public and Investor Relations as well as social events while supporting the Vice President of Human Relations and the Vice President of Public Affairs and Public Relations.  She also managed the department’s budget and non-profit projects.  With Coram Healthcare she worked with the Executive Vice President of the Corporation, the President of the Lithotripsy Division, and the Vice President of Human Resources for the Corporation. She worked from 1996-2001 with LRG Group, LLC as office manager.  From 2001–2010 she worked first as VP Operations of X-Clearing Corp., a U.S Securities and Exchange Commission-regulated stock transfer agency, and in January 2004 became the President of the Corporation until its closing in December 2010. She was educated at Metropolitan State College, Denver, Colorado. She will devote a minimum of forty hours per month to our operations.

Committees of the Board of Directors

Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2012.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2011, and $48,000 for the year end December 31, 2012, and a total of $244,000 for her contributed services expense from Inception through December 31, 2012.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

ITEM 11.  EXECUTIVE COMPENSATION

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2012.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2012, and $48,000 for the year end December 31, 2011, and a total of $244,000 for her contributed services expense from Inception through December 31, 2012.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

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

Name	Number of Shares	Percentage Ownership

Jodi Stevens (1)
535 16th Street, Suite 820	11,495,000	96%
Denver, Colorado 80202

PEC Services, Inc (2) 535 16th Street, Suite 820 Denver, CO 80202	11,000	0.1%

All Officers and Directors as a Group	11,515,000	96%
________________

(1) A total of 11,475,000 shares are owned of record jointly by Robert and Jodi Stevens through SHC, LLC. In addition, X-Clearing Corporation, owns 67,000 shares. Mrs. Stevens has beneficial ownership and control of all of the shares. In addition, Jodi Stevens and Robert Stevens own A-Squared Holdings, Inc., which has a total of 200,000 warrants issued to it, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance.

(2) PEC Services is controlled by Patricia Philbrook, who was our former Secretary and a Director and resigned as of January 3, 2013.

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

 We have issued a total of 200,000 warrants to A-Squared, exercisable at a price of $0.001 per share subject to adjustment, for a period of five years from the date of issuance. This period was extended on November 28, 2012 to a period not to exceed November 29, 2015. These warrants were issued as an additional inducement for A-Squared to loan us $200,000. The warrants are subject to registration rights.

After the spin-off distribution, Robert and Jodi Stevens hold 11,495,000 shares of our issued and outstanding stock, representing approximately 96.4% of our issued and outstanding common stock. There were 11,925,600 shares of our common stock outstanding at August 13, 2008.

An affiliate contributed office space to us during the period from November 29, 2007 through December 31, 2012.  We recognized $771 for the period from November 29, 2007 to December 31, 2007, in rent expense.  For each of the years ended December 31, 2012 and December 31, 2011 we recognized $9,246 as rent. The Board of Directors valued the contribution based on rent for similar space in the local area.

Our President and Director contributed her time and attendance during the period from November 29, 2007 through December 31, 2012.  Although no compensation has been paid and no stock options have been granted to any officer or director in the last three fiscal years, we recognize that she has accrued salary compensation of $48,000 year ended December 31, 2012, and $48,000 for the year end December 31, 2011, and a total of $244,000 for her contributed services expense from Inception through December 31, 2012.  The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our financial statements for the fiscal years ended December 31, 2012 and December 31, 2011, along with the related statements of operations, stockholders’ equity and cash flows have been audited by BF Borgers PC and Borgers & Cutler CPA’s PLLC both CPA of Denver, Colorado, independent registered public accounting firms, to the extent and for the period set forth in their report, and are set forth in reliance upon such report given upon the authority of them as experts in auditing and accounting.

Audit Fees

Our independent auditor, BF Borgers CPA PC, billed an aggregate of $4,320 for the year ended December 31, 2012 audit. Our previous auditors, Borgers and Cutler CPA PLLC billed $4,000 for the December 31, 2011 audit and an aggregate of $3,000 in connection with the reviews of the Company's unaudited quarterly financial statements for the period ended December 31, 2012.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)       (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated  by reference to previously filed documents

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 29, 2007 for A-Squared Holdings, Inc.
10.1*	Promissory note dated November 29, 2007 with A-Squared Holdings, Inc.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101**	XBRL Exhibits

 * Previously filed
** To be filed by amendment

(b)	Reports on Form 8-K. Item 4.01 on Form 8-K was filed by the Company on March 12, 2013 and Item 4.01 Form 8-K/A on March 15, 2013. Reports of Form 8-K Item 5.02 was filed on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2013.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 22, 2013	By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Director