Form 10-K/A
period 2012-12-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2013-03-29
CIK 1424549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO.1
to
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Forever Valuable Collectibles, Inc., a Colorado corporation's Annual Report on Form 10-K for the period ended December 31, 2012, filed with the Securities and Exchange Commission on March 22, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1**	Articles of Incorporation

3.2**	Bylaws

4.1**	Warrant dated November 29, 2007 for A-Squared Holdings, Inc.

10.1**	Promissory note dated November 29, 2007 with A-Squared Holdings, Inc.

31.1**	Certification of CEO/CFO pursuant to Sec. 302

32.1**	Certification of CEO/CFO pursuant to Sec. 906

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document*
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith.
** Previously filed.

(b)	Reports on Form 8-K. Item 4.01 on Form 8-K was filed by the Company on March 12, 2013 and Item 4.01 Form 8-K/A on March 15, 2013. Reports of Form 8-K Item 5.02 was filed on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2013.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: March 29, 2013	By:	/s/ Jodi K. Stevens
Jodi K. Stevens
Director