Form 10-Q
period 2013-03-31
FOREVER VALUABLE COLLECTIBLES, INC.
filed 2013-05-13
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   March 31, 2013

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 31, 2013 was 12,012,600.

FORM 10-Q

Forever Valuable Collectibles, Inc.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

Forever Valuable Collections, Inc.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS

Current assets
Cash	$297	$567
Merchandise inventory	7,912	7,912
Total current assets	8,209	8,479

Total Assets	$8,209	$8,479

LIABILITIES

Current Liabilities
Accounts payable related parties (Note 2)	$3,984	$6,572
Trade accounts payable	33,145	30,408
Total current liabilities	37,129	36,980

Notes payable, related parties (Note 2)	79,573	74,073
Accrued interest payable, related parties (Note 2)	43,778	39,469

Total Liabilities	160,480	150,522

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock; 50,000,000 shares authorized at; 12,012,600 and 12,012,600 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	13,329	13,329
Additional paid-in capital	305,323	291,011
Deficit accumulated during development stage	(470,923)	(446,383)
Total stockholders' equity (deficit)	(152,271)	(142,043)

Total liabilities and stockholders' equity (deficit)	$8,209	$8,479

The accompanying notes are an integral part of these financial statements.

Forever Valuable Collections, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended		From inception (November 29,
	March 31, 2013	March 31, 2012	2007) through March 31, 2013

REVENUE	$-	$-	$1,555

COST OF GOODS SOLD	-	-	1,200

GROSS MARGIN	-	-	355

OPERATING EXPENSES
Contributed rent and services (Note 2)	15,312	14,311	306,313
Selling, general and administrative expenses, related party (Note 2)	-	-	3,954
Selling, general and administrative expenses, other	4,770	8,067	110,547
Total Operating Expenses	20,082	22,378	420,814

NET LOSS FROM OPERATIONS	(20,082)	(22,378)	(420,459)

OTHER (INCOME) EXPENSE
Interest expense	4,458	4,334	50,464
TOTAL OTHER EXPENSE	4,458	4,334	50,464

NET LOSS BEFORE INCOME TAXES	(24,540)	(26,712)	(470,923)

PROVISION FOR INCOME TAX	-	-	-

NET LOSS FOR THE PERIOD	$(24,540)	$(26,712)	$(470,923)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (Basic and Diluted)	12,012,600	12,012,600

The accompanying notes are an integral part of these financial statements.

Forever Valuable Collections, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception November 29, 2007 through March 31, 2013
				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Issued	Amount	Capital	Stage	Equity (Deficit)

Balance at inception - November 29, 2007	-	$-	$-	$-	$-

Shares issued for cash and property - November, 2007	11,920,600	4,211	-	-	4,211

Issuance of warrant to A-Squared Holdings Inc. - November, 2007	-	-	10	-	10

Contributed rent and services	-	-	4,771	-	4,771

Net (loss) for period from inception on November 29, 2007 to December 31, 2007	-	-	-	(12,282)	(12,282)

Balance, December 31, 2007	11,920,600	4,211	4,781	(12,282)	(3,290)

Shares issued for services - October, 2007	5,000	500	-	-	500

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2008	-	-	-	(78,483)	(78,483)

Balance, December 31, 2008	11,925,600	4,711	62,027	(90,765)	(24,027)

Shares issued for services - March, 2009	25,000	2,500	-	-	2,500

Shares issued for services - September, 2009	10,000	1,000	-	-	1,000

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2009	-	-	-	(77,866)	(77,866)

Balance, December 31, 2009	11,960,600	8,211	119,273	(168,631)	(41,147)

Shares issued for services - February, 2010	12,000	1,118	-	-	1,118

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2010	-	-	-	(79,893)	(79,893)

Balance, December 31, 2010	11,972,600	9,329	176,519	(248,524)	(62,676)

Shares issued for services - March, 2011	40,000	4,000	-	-	4,000

Contributed rent and services	-	-	57,246	-	57,246

Net (loss) for the year ended December 31, 2011	-	-	-	(104,581)	(104,581)

Balance, December 31, 2011	12,012,600	13,329	233,765	(353,105)	(106,011)

Contributed rent and services	-	-	57,246	-	57,246

Net loss for the year ended December 31, 2012	-	-	-	(93,278)	(93,278)

Balance, December 31, 2012	12,012,600	$13,329	$291,011	$(446,383)	$(142,043)

Contributed rent and services	-	-	14,312	-	14,312

Net loss for the year ended March 31, 2013	-	-	-	(24,540)	(24,540)

Balance, March 31, 2013	12,012,600	$13,329	$305,323	$(470,923)	$(152,271)

The accompanying notes are an integral part of these financial statements.

Forever Valuable Collections, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
			From inception (November 29, 2007) through March 31, 2013
	For the Year Ended
	March 31, 2013	March 31, 2012

OPERATING ACTIVITIES
Net loss	$(24,540)	$(26,712)	$(470,923)
Adjustments to reconcile net loss from operations:
Share-based payment	-	-	12,329
Contributed services (Note 2)	12,000	12,000	256,000
Contributed rent (Note 2)	2,312	2,311	49,323
Change in operating assets and liabilities:
Inventory	-	-	(7,912)
Accounts payable	149	6,182	37,129
Accrued interest related party	4,309	3,419	43,778
Net cash used in operating activities	(5,770)	(2,800)	(80,276)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	1,000
Proceeds from issuance of related party notes	5,500	6,000	79,573
Net cash provided by financing activities	5,500	6,000	80,573

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(270)	3,200	297

CASH AND CASH EQUIVALENTS
-BEGINNING OF PERIOD	567	191	-

CASH AND CASH EQUIVALENTS
-END OF PERIOD	$297	$3,391	$297

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Related party advances paid with stock	$-	$-	$-
Liabilities assumed for asset purchase agreement	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

FOREVER VALUABLE COLLECTIBLES, INC.
 (An Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT
March 31, 2013 and December 31, 2012

NOTE 1: BASIS OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2013, the results of operations for the three months ended March 31, 2013 and 2012, and cash flows for the three months ended March 31, 2013 and 2012 and the period from November 29, 2007 (Inception) through March 31, 2013. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2012.

There is no provision for dividends for the quarter to which this quarterly report relates.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

We have a limited history of operations, limited assets, and an operating loss since Inception. Our current burn rate is between $70,000 and $90,000 annually and we may incur additional operating losses in future periods. In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services and our ability to generate sales revenues. However, we have generated only limited revenues of $1,555 from our Inception and at March 31, 2013 we had a cash position of $297.

As a result, our auditors are uncertain about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 2: RELATED PARTY TRANSACTIONS

In November, 2007, an affiliated organization named A-Squared Holdings, Inc. (“A-Squared”) agreed to provide operating capital in the form of a loan of $200,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due November 29, 2008, extended by one year on November 29, 2009 and was again extended until November 29, 2015, and renews automatically each year on November 29 with a renewal fee calculated as 1.5% of the unpaid balance due on that date. A second affiliate, X-Clearing Corporation (“X-Clearing”), and its’ subsidiary, X-Pedited Transfer Corporation (“X-Transfer”), have also advanced working capital to us on an as-needed basis in exchange for promissory notes. There is no assurance that these loans will continue in the future. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2015, our business may fail. We generated no revenue during the period ended March 31, 2012, and management does not anticipate any significant revenues until the last quarter of 2015 as contemplated by our business plan.

FOREVER VALUABLE COLLECTIBLES, INC.
 (An Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT
March 31, 2013 and December 31, 2012

NOTE 2: RELATED PARTY TRANSACTIONS (CONTINUED)

Rent expense of $ 2,311 was recognized respectively during the three month periods ended March 31, 2013 and 2012 for contribution of office space by an affiliate. The Board of Directors valued the contribution based on rent for similar space in the local area. Our President and Director contributed her time and attendance during 2013 and 2012. We recognized $ 12,000 respectively for the three months ended March 31, 2013 and 2012, in contributed service expense. The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

During the year ended December 31, 2011 we elected to hire a new transfer agent for our securities, Island Stock Transfer Corp., whose address is 15500 Roosevelt Blvd., Suite 100, Clearwater, FL 33760. Prior to that, we incurred stock transfer agent fees to X-Pedited Transfer Corp. (“X-Pedited”), an affiliate, totaling $2,750 for the period ended December 31, 2010. At December 31, 2012, the unpaid balance to X-Pedited was $3,984, including unpaid finance charges. During the three months ended March 31, 2013, we incurred a finance charge of $149 to X-Pedited that increased the outstanding balance to $3,984, which amount remained outstanding at March 31, 2013 and is included in the accompanying balance sheet as accounts payable, related parties.

During the year ended December 31, 2011, X-Clearing Corp., an affiliate, paid expenses on our behalf totaling $1,450. This amount remained outstanding at March 31, 2013 and is included in the accompanying balance sheet as accounts payable, related parties.

Since 2008, our affiliates, X-Clearing Corp. and A-Squared Holdings, Inc. have provided us cash to cover operating expenses pursuant to the terms of unsecured promissory notes. During the three months ended March 31, 2013, X-Clearing Corp., provided loan proceeds totaling $5,500.

As of March 31, 2013 and December 31, 2012, notes payable to related parties, consist of the following:

	March 31,	December 31,
	2013	2012
Demand notes payable to affilliate A-Squared Holdings, Inc. issued between February 2008 and November 2011, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$31,361	$31,361

Demand notes payable to affilliate X-Clearing issued between January 2008 and December 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$46,737	$41,237

Demand notes payable to affilliate X-Pedited Transfer issued between August 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$1,475	$1,475

Total notes payable, related parties	$79,573	$74,073

Interest is payable every 90 days, but no interest has been paid to date. Accrued interest payable was $43,778 and $39,469 as of March 31, 2013 and December 31, 2012, respectively.

FOREVER VALUABLE COLLECTIBLES, INC.
 (An Development Stage Company)
NOTES TO THE FINANCIAL STATEMENT
March 31, 2013 and December 31, 2012

NOTE 3: SHAREHOLDERS’ DEFICIT

The status of our outstanding warrant is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	$200,000	$-	2.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at March 31, 2013	$200,000	$-	2.6 years	$-

Exercisable at December 31, 2012	$200,000	$-		$-
Exercisable at March 31, 2013	$200,000	$-		$-

NOTE 4: INCOME TAXES

We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

NOTE 5: SUBSEQUENT EVENTS

The Company has evaluated events subsequent to the balance sheet date through the issuance date of these financial statements in accordance with FASB ASC 855 and has determined there are no such events that would require adjustment to, or disclosure in, the financial statements.

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

Results of Operations

 Our activities have been primarily focused on organization as a development stage enterprise. From Inception through March 31, 2013, revenues were $ 1,555.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended March 31, 2013, were $20,082 compared to $22,378, for the three months ended March 31, 2012. Operating expenses for the three months ended March 31, 2013 were $60,292 compared to $60,730 and $420,814 from November 29, 2007 (Inception) through March 31, 2013. The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

            As a result of the foregoing, we had a net loss before income taxes of $ 24,540 (less than $0.01 per share) for the three months ended March 31, 2012 compared to a net loss before income taxes of $ 26,712 (less than $0.01 per share) for the three months ended March 31, 2013.  We had a net loss of $470,923 from Inception through March 31, 2013.

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

Liquidity and Capital Resources

As of March 31, 2013, we had cash of $297.

Net cash used in operating activities was $5770 for the three months ended March 31, 2013 compared to net cash used in operating activities of $2800 for the three months ended March 31, 2012 and $80,276 from Inception through March 31, 2013.

Cash flows provided by financing activities were $5500 for the three months ended March 31, 2013 compared to $6000 for the three months ended March 31, 2012 and $80,573 from Inception through March 31, 2013.  These cash flows were all related to borrowings from a related party and the sale of common stock.

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

Our principal source of liquidity will be our operations and our unused credit facility as discussed in Note 2 to the accompanying unaudited financial statements for the period ended March 31, 2013, We expect variation in revenues to account for the difference between a profit and a loss. Also business activity is closely tied to the economy of Denver and the U.S. economy. In any case, we try to operate with minimal overhead. Our primary activity will be to seek to develop sales. If we succeed in generating sufficient sales, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our company in any manner which will be successful.

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

Revenue Recognition

 We had no revenue during the three months ended March 31, 2013.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

Plan of Operation for April 1, 2013 to December 31, 2013

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

We purchased no additional inventory in the three months ended March 31, 2013, though we will continue to purchase appropriate inventory.  Initially, we have and will continue to sell our inventory on a cash-only basis. At some point within the next twelve months of our operations, we plan to begin accepting credit cards. We will continue to attend at least one trade show per month to increase the level of our inventory.  We also plan to purchase a table and display system to set up at major trade shows.  We anticipate this will allow us to make sales as follows:

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

PART II.  OTHER INFORMATION

On March 30, 2013, Forever Valuable Collectibles, Inc., (the “Company”, “we”, “us”, “our”) entered into a share exchange agreement (the “Share Exchange Agreement”) pursuant to which we agreed to issue, 79,000,000 shares of our unregistered common stock, no par value (the “Common stock”) to the members of AEGEA, LLC, a Delaware limited liability company (“AEGEA”), 15,000,000 shares of our unregistered common stock together with 100 shares of our series A convertible preferred stock (the “Preferred Stock”) to the members of Energis Petroleum, LLC, a Florida limited liability company (“Energis”) and assume certain debt of AEGEA and Energis. Upon completion of the transaction, AEGEA and Energis will own approximately 88.7% of the then issued and outstanding common stock of our company.

AEGEA has been engaged in the initial phases of developing a mega-resort city in South Florida that will become an international community and leisure destination worldwide.  The resort will offer residents and guests a unique living environment, integrating residential and hospitality with attractions and entertainment, and will include theme parks, a sports and education complex, and various venues for music and the arts.  The character of the project will be marked by a network of canals and lagoons with authentic immersive architecture from around the world.  AEGEA’s shopping, dining and hospitality will become a global marketplace for domestic and international brands.

The closing of the Share Exchange Agreement is conditioned upon certain, limited customary representations and warranties, as well as the following conditions to closing: (i) two of our shareholders owning collectively 9,000,000 shares of our common stock shall have entered into agreements restricting their sale of our common stock as provided for in the Bleed-Out Letter included as Exhibit B to the Share Exchange Agreement; (ii) the Company amending its articles of incorporation to change its name to AEGEA, Inc. and increase the authorized common stock to 1,000,000,000 shares, no par value, and increase the authorized preferred stock to 100,000,000 shares, and designation of the Series A Convertible Preferred Stock; (iii) the Company shall prepare and file its Form 10-K for the period ended December 31, 2012; (iv) the Company shall have zero liabilities at closing, and all current vendors shall be paid in full as of the closing date, including, but not limited to, the transfer agent and SEC Edgar filing agent; (v) the Company shall have assumed the loans made to Energis by its members; (vi) the holder of the mortgage encumbering the real estate owned by Energis in the approximate principal amount of $1.2 million shall have consented to the assumption of its mortgage by the Company; (vii) the Company shall have assumed any outstanding loans and obligations of AEGEA, including any loan transactions entered into after the execution of the Share Exchange Agreement and prior to closing; and (viii) each of the members of Energis, as of the date of this Share Exchange Agreement shall have consented to this transaction.

Following the closing of the Share Exchange Agreement, we intend to continue AEGEA’s historical businesses and proposed businesses. Our historical business and operations will continue independently through a newly formed wholly owned subsidiary.

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

 ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
    None

ITEM 4.  MINE SAFETY DISCLOSURES
    Not applicable.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO/CFO pursuant to Sec 302
32.1	Certification of CEO/CFO pursuant to Sec 906
101	XBRL items

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

May 13, 2013
FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Jodi Stevens
Jodi Stevens