Form 10-K/A
period 2012-12-31
AEGEA, INC.
filed 2013-07-30
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 2)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2012

Commission File No. 000-53377

AEGEA, INC.
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

FORM 10-K

Forever Valuable Collectibles, Inc.

Explanatory Note

      This 10-K-A is being filed to replace the auditor opinion of B F Borgers to include a representation that the statement of operations and cash flows was also audited for the relevant period.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Forever Valuable Collectibles, Inc.:

We have audited the accompanying balance sheets of Forever Valuable Collectibles, Inc. (“the Company”) as of December 31, 2012 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended, and for the period from November 29, 2007 (inception) through December 31, 2012. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Forever Valuable Collectibles, Inc., as of December 31, 2012, and for the period from November 29, 2007 (inception) through December 31, 2012, and the results of its operations and its cash flows for the periods then ended, in conformity with generally accepted accounting principles in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

(a)       (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated  by reference to previously filed documents

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated November 29, 2007 for A-Squared Holdings, Inc.
10.1*	Promissory note dated November 29, 2007 with A-Squared Holdings, Inc.
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906
101*	XBRL Exhibits

 * Previously filed

(b)	Reports on Form 8-K. Item 4.01 on Form 8-K was filed by the Company on March 12, 2013 and Item 4.01 Form 8-K/A on March 15, 2013. Reports of Form 8-K Item 5.02 was filed on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2013.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: July 30, 2013	By:	/s/ Keith Duffy
Keith Duffy
Director