Form 10-K/A
period 2012-12-31
AEGEA, INC.
filed 2013-08-05
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 3)

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

FORM 10-K

Forever Valuable Collectibles, Inc.

Explanatory Note

      This 10-K-A is being filed to restore the auditor report of B F Borgers for year ended 2011 that was inadvertantly removed in amendment number 2.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2013.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: August 2, 2013	By:	/s/ Keith Duffy
Keith Duffy
Director