Form 10-Q
period 2013-06-30
AEGEA, INC.
filed 2013-08-13
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   June 30, 2013

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-53377

AEGEA, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

772 U.S. Highway One, Suite 200
North Palm Beach, FL	33408
(Address of principal executive offices)	(zip code)

(561) 287-5422
 (Registrant's telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes: ☑ No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐   No ☑

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, August 12, 2013 was 115,000,000.

FORM 10-Q

AEGEA, Inc.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

Aegea, Inc.
(f/k/a Forever Valuable Collectibles, Inc.)
(A Development Stage Company)
BALANCE SHEETS
	June 30,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets
Cash	$172	$567
Merchandise inventory, net	4,747	7,912

Total Current Assets	4,919	8,479

Total Assets	$4,919	$8,479

LIABILITIES
Current Liabilities
Accounts payable, related parties	$-	$6,572
Trade accounts payable	105	30,408

Total Current Liabilities	105	36,980

Notes payable, related parties	-	74,073
Accrued interest payable, related parties	-	39,469

Total Liabilities	$105	$150,522

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 100,000,000 shares authorized, no par value, no shares issued and outstanding	$-	$-
Common stock; 1,000,000,000 shares authorized, no par value; 21,000,000 and 12,012,600 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	154,180	13,329
Additional paid-in capital	327,304	291,011
Deficit accumulated during development stage	(476,670)	(446,383)
Total Stockholders' Equity (Deficit)	4,814	(142,043)
Total liabilities' and stockholders' equity	$4,919	$8,479

The accompanying notes are an integral part of these unaudited financial statements.

Aegea, Inc.
(f/k/a Forever Valuable Collectibles, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					November 29, 2007
	For the three Months Ended		For the Six Months Ended		(inception) through
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012	June 30, 2013

REVENUE	$-	$-	$-	$-	$1,555

COST OF GOODS SOLD	3,165	-	3,165	-	4,365

GROSS MARGIN (LOSS)	(3,165)	-	(3,165)	-	(2,810)

OPERATING EXPENSES
Contributed rent and services	14,312	14,311	28,624	28,623	320,625
Selling, general and administrative expenses, related party	-	-	-	-	3,954
Selling, general and administrative expenses, other	5,130	5,942	11,049	14,009	115,677
Total operating expenses	19,442	20,253	39,673	42,632	440,256

NET INCOME (LOSS) FROM OPERATIONS	(22,607)	(20,253)	(42,838)	(42,632)	(443,066)

Other Income (Expense)
Gain on settlement of liabilities	16,860	-	16,860	-	16,860
Interest expense	-	(3,632)	(4,309)	(7,966)	(50,464)
Total other income (expenses)	16,860	(3,632)	12,551	(7,966)	(33,604)

NET INCOME (LOSS) BEFORE INCOME TAX	(5,747)	(23,885)	(30,287)	(50,598)	(476,670)

PROVISION FOR INCOME TAX	-	-	-	-	-

NET INCOME (LOSS) FOR THE PERIOD	$(5,747)	$(23,885)	$(30,287)	$(50,598)	$(476,670)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$(0.00)*	$(0.00)*	$(0.00)*	$(0.00)*

WEIGHTED AVERAGE NUMBER OF COMMON SHARES (Basic and Diluted)	14,580,429	12,012,600	13,303,608	12,012,600

* Less than $.01 per share
The accompanying notes are an integral part of these unaudited financial statements.

AEGEA, Inc.
(f/k/a Forever Valuable Collectibles, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception November 29, 2007 through June 30, 2013
(Unaudited)

				Deficit	Total
			Additional	Accumulated	Stockholder's
	Common Stock		Paid-in	During Develop.	Equity
	Issued	Amount	Capital	Stage	(Deficit)

Balance at inception - November 29, 2007	-	$-	$-	$-	$-
Shares issued for cash and property - November, 2007	11,920,600	4,211	-	-	4,211
Issuance of warrant to A-Squared Holdings Inc. - November, 2007	-	-	10	-	10
Contributed rent and services	-	-	4,771	-	4,771
Net (loss) for period from inception on November 29, 2007 to December 31, 2007	-	-	-	(12,282)	(12,282)
Balance, December 31, 2007	11,920,600	$4,211	$4,781	$(12,282)	$(3,290)
Shares issued for services - October, 2007	5,000	500	-	-	500
Contributed rent and services	-	-	57,246	-	57,246
Net (loss) for the year ended December 31, 2008	-	-	-	(78,483)	(78,483)
Balance, December 31, 2008	11,925,600	$4,711	$62,027	$(90,765)	$(24,027)
Shares issued for services - March, 2009	25,000	2,500	-	-	2,500
Shares issued for services - September, 2009	10,000	1,000	-	-	1,000
Contributed rent and services	-	-	57,246	-	57,246
Net (loss) for the year ended December 31, 2009	-	-	-	(77,866)	(77,866)
Balance, December 31, 2009	11,960,600	$8,211	$119,273	$(168,631)	$(41,147)
Shares issued for services - February, 2010	12,000	1,118	-	-	1,118
Contributed rent and services			57,246	-	57,246
Net (loss) for the year ended December 31, 2010	-	-	-	(79,893)	(79,893)
Balance, December 31, 2010	11,972,600	$9,329	$176,519	$(248,524)	$(62,676)

Shares issued for services - March, 2011	40,000	4,000	-	-	4,000
Contributed rent and services	-	-	57,246	-	57,246
Net (loss) for the year ended December 31, 2011	-	-	-	(104,581)	(104,581)
Balance, December 31, 2011	12,012,600	$13,329	$233,765	$(353,105)	$(106,011)
Contributed rent and services	-	-	57,246	-	57,246
Net loss for the year ended December 31, 2012	-	-	-	(93,278)	(93,278)
Balance, December 31, 2012	12,012,600	$13,329	$291,011	$(446,383)	$(142,043)
Shares issued for debt - June, 2013	8,987,400	140,851	-	-	140,851
Contributed rent and services	-	-	28,624	-	28,624
Settlement of liabilities	-	-	7,669	-	7,669
Net (loss) for the six months ended June 30, 2013	-	-	-	(30,287)	(30,287)
Balance, June 30, 2013 (unaudited)	21,000,000	$154,180	$327,304	$(476,670)	$4,814

The accompanying notes are an integral part of these unaudited financial statements.

AEGEA, Inc.
(f/k/a Forever Valuable Collectibles, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception
	For the Six Months Ended		November 29, 2007
			through
	June 30, 2013	June 30, 2012	June 30, 2013
Cash flows from operating activities

Net loss	$(30,287)	$(50,597)	$(476,670)
Adjustments to reconcile net loss to net cash used in operating activities :
Share-based payment	-	-	12,329
Contributed service	24,000	24,000	258,312
Contributed rent	4,624	4,623	61,323
Gain on settlement of liabilities	(16,860)	-	(16,860)

Changes in operating assets and liabilities:
(Increase) Decrease :
Merchandise Inventory	3,165	-	(4,747)
Accounts payable and accrued expenses	(12,346)	5,866	24,634
Accrued interest -related party	4,309	7,051	43,778
Net cash used in operating activities	(23,395)	(9,057)	(97,901)

FINANCING ACTIVIES
Proceeds from issuance of common stock	-	-	1,000
Proceeds from issuance of notes - related party	23,000	8,750	97,073
Net cash provided by financing activities	23,000	8,750	98,073

Net increase (decrease) in cash and cash equivalent	(395)	(307)	172

Cash and cash equivalents
Beginning of period	567	191	-

End of period	$172	$(116)	$172

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

Non-cash Investing and Financing Activities:
Related party loans and accrued interest settled with common stock	$140,851	$-	$140,851
Settlement of liabilities -Related party	$7,669	$-	$7,669

The accompanying notes are an integral part of these unaudited financial statements.

AEGEA, INC.
(f/k/a FOREVER VALUABLE COLLECTIBLES, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

 NOTE 1: BACKGROUND, PRESENTATION AND GOING CONCERN

Our History and Background

Forever Valuable Collectibles, Inc. (“we,” “us,” “our,” or the “Company”) is engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

On July 22, 2013, we completed the acquisition of a 100% interest in AEGEA, LLC, a Delaware limited liability company (“AEGEA, LLC”) as discussed in Note 5.  AEGEA, LLC has been engaged in the initial phases of developing a mega-resort community in South Florida that is expected to become an international community and leisure destination.

We changed our name from “Forever Valuable Collectibles, Inc.” to “AEGEA, Inc.” effective on July 1, 2013.  Following the acquisition of AEGEA, LLC, we intend to continue AEGEA, LLC’s historical and proposed resort development businesses separately from our historical sports memorabilia business.

Financial Statement Presentation

Since the acquisition of AEGEA, LLC occurred after the last day of our quarterly period ended June 30, 2013, we did not include any of its operating results, assets or liabilities for the period ended June 30, 2013 in our financial statements for the quarter ended June 30, 2013. We will, however, disclose AEGEA, LLC’s operating results, assets and liabilities for the period ended June 30, 2013 in a Form 8-K/A related to this acquisition.

The accompanying unaudited financial statements have been prepared from the records of the Company, in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2013, the results of operations for the three and six months ended June 30, 2013 and 2012 and the period from November 29, 2007 (Inception) through June 30, 2013, and cash flows for the six months ended June 30, 2013 and 2012 and the period from November 29, 2007 (Inception) through June 30, 2013. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The results of operations for the six month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Going Concern

We have a limited history of operations, limited assets, and an operating loss since Inception. Our current burn rate is between $70,000 and $90,000 annually and we may incur additional operating losses in future periods. In addition, there is no assurance that we will be able to access capital markets to raise funds sufficient to cover any future operating losses.

Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our memorabilia and collectibles services, generate sales revenues from this business or AEGEA, LLC’s proposed business. However, we have generated only limited revenues of $1,555 from our Inception and at June 30, 2013 we had cash of $172.

As a result, our auditors are uncertain about our ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

AEGEA, INC.
(f/k/a FOREVER VALUABLE COLLECTIBLES, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

NOTE 2: RELATED PARTY TRANSACTIONS

Rent expense of $2,312 and $4,624 was recognized respectively during the three and six month periods ended June 30, 2013 and 2012 for contribution of office space by an affiliate. The Board of Directors valued the contribution based on rent for similar space in the local area. Ms. Steven, our former Chief Executive Officer and Director contributed her time and attendance during the six months ended June 30, 2013. We recognized $12,000 and $24,000  respectively for the three and six months ended June 30, 2013 and 2012, in contributed service expense. The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

As of June 30, 2013 and December 31, 2012, notes payable to related parties, consist of the following:

	June 30, 2013	December 31, 2012
Demand notes payable to affiliate A-Squared Holdings, Inc. issued between February 2008 and November 2011, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	$-	$31,361

Demand notes payable to affiliate X-Clearing issued between January 2008 and December 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	-	41,237

Demand notes payable to affiliate X-Pedited Transfer issued between August 2012, due on demand not to exceed a maturity date of November 29, 2015, unsecured and bearing interest at 15%, interest payable every 90 days	-	1,475

Total notes payable, related parties	$-	$74,073

On June 4, 2013, the Company agreed to convert $97,073 in principal amount of its demand promissory notes held by related parties (the “Notes”) and $43,778 in accrued interest related to these notes (an aggregate of $140,851 reflecting the principal balance and accrued interest) into 8,987,400 shares of its unregistered common stock.  As previously disclosed, the Notes were originally issued by the Company to A-Squared Holdings, Inc., X-Clearing Corporation, and X-Pedited Transfer Corporation who provided operating capital and/or services to Company.  These companies are owned or controlled by Jodi Stevens, our former Chief Executive Officer and director.  The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9).

Interest under the Notes is payable every 90 days, but no interest has been paid to date. Accrued interest payable under the Notes was $0 and $39,469 as of June 30, 2013 and December 31, 2012, respectively.

During the six months ended June 30, 2013, we incurred interest expense related to the Notes in the amount of $4,309.

During the six months ended June 30, 2013, our affiliates lent us $23,000 under the Notes to cover operating expenses.

AEGEA, INC.
(f/k/a FOREVER VALUABLE COLLECTIBLES, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

NOTE 3: STOCKHOLDERS’ EQUITY

Common Stock

As discussed in Note 2, we issued 8,987,400 shares of our unregistered common stock in exchange for aggregate indebtedness of $140,851. Since the exchange was with related party affiliates it was accounted for as a capital transaction with no gain or loss recognized.

Common Stock Purchase Warrants

The status of our outstanding warrant is as follows:

	Number of Shares	Weighted Avg. Exercise Price	Weighted Avg. Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	200,000	$0.001	2.9 years	$-
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at June 30, 2013	200,000	$0.001	2.6 years	$-

Exercisable at June 30, 2013(1)	200,000	$0.001		$-

(1) The warrants to purchase 200,000 shares of the Company’s common stock were cancelled on July 22, 2013 in connection with the completion of the Company’s acquisition of AEGEA, LLC under the terms of the Share Exchange Agreement discussed in Note 5 below.

During the six months ended June 30, 2013 the Company recorded contributed rent and services of $4,624 and $24,000, respectively.  See Note 2.

NOTE 4: INCOME TAXES

We have incurred net operating losses during all periods presented resulting in a deferred tax asset, which has been fully allowed for; therefore, the net benefit and expense resulted in no income tax provision.

NOTE 5: SUBSEQUENT EVENTS

On July 22, 2013, we completed the acquisition of a 100% interest in AEGEA, LLC pursuant to the terms of the March 30, 2013 Share Exchange Agreement (the “Share Exchange Agreement”) by and among us, AEGEA, LLC, the members of AEGEA (the “AEGEA Members”), Energis Petroleum, LLC, a Florida limited liability company (“Energis”) and the members of Energis, as amended by the Amended and Restated Share Exchange Agreement among the parties dated as of June 5, 2013.  Pursuant to the Share Exchange Agreement, we issued 94,000,000 shares of our common stock, no par value per share, representing approximately 88.7% of our issued and outstanding shares of common stock in exchange for 100% of the membership interests of AEGEA, LLC. AEGEA, LLC is now our wholly-owned subsidiary.

In order to fulfill certain conditions of the Share Exchange Agreement, we amended and restated our Articles of Incorporation (the “Amendment”) on July 1, 2013 to effect (a) a name change from “Forever Valuable Collectibles, Inc.” to “AEGEA, Inc.” and (b) increase the number of shares of authorized common stock from 50,000,000 shares of common stock, no par value per share, to 1,000,000,000 shares of common stock, no par value per share and to increase our undesignated preferred stock issuable from 1,000,000 to 100,000,000. The Amendment was approved by the board of directors of the Company and certain consenting shareholders on June 28, 2013.  All amendments to our Articles of Incorporation are reflected retroactively in the accompanying unaudited financial statements.

AEGEA, INC.
(f/k/a FOREVER VALUABLE COLLECTIBLES, INC.)
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 2013

In addition, our board of directors appointed Keith Duffy as our Chief Executive Officer and a director on July 22, 2013 in connection with our acquisition of AEGEA, LLC, the recognition of the importance of his abilities to assist us in developing its leisure and entertainment business plans and the contributions he can make to our strategic direction.

In connection with our acquisition of AEGEA, LLC, Jodi Stevens, the holder of warrants to purchase 200,000 shares of our common stock, cancelled the warrant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Information and Factors That May Affect Future Results

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. A list of factors that could cause our actual results of operations and financial condition to differ materially is set forth below:

●	Our limited operating history, ability to achieve profitability and history of losses.
●	Our need for significant additional capital to fund our business plan.
●	Our ability to respond to changes in consumer preferences.
●	Our dependence on a limited number of personnel and third parties who develop, operate and maintain our proposed resort community and sports memorabilia business.
●	Our ability to respond to changes in consumer preferences.
●	Economic conditions, particularly in the United States, that have an adverse effect on the leisure industry.
●
The ability of our stockholders to sell their common stock may be limited because we are listed on the OTCQB Tier of the OTC Markets and do not meet the criteria to list our securities on an exchange such as The NASDAQ Stock Market.

●	The affects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

We caution that the factors described herein and other factors could cause our actual results of operations and financial condition to differ materially from those expressed in any forward-looking statements we make and that investors should not place undue reliance on any such forward-looking statements. Further, any forward-looking statement speaks only as of the date on which such statement is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of anticipated or unanticipated events or circumstances. New factors emerge from time to time, and it is not possible for us to predict all of such factors. Further, we cannot assess the impact of each such factor on our results of operations or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Our History

Forever Valuable Collectibles, Inc. was incorporated in Colorado on November 29, 2007.  We were a wholly-owned subsidiary of Fincor, Inc. (“Fincor”) until August 13, 2008 when we were spun off to Fincor’s shareholders.

Prior to completion of our acquisition of AEGEA, LLC, a Delaware limited liability company (“AEGEA, LLC”) on July 22, 2013 discussed below, we exclusively engaged in the business of buying and reselling commemorative professional and college sports memorabilia.  Following the acquisition of AEGEA, LLC, we intend to continue AEGEA, LLC’s historical and proposed resort development businesses separately from our historical sports memorabilia business.

AEGEA, LLC Acquisition

On July 22, 2013, we completed the acquisition of a 100% interest in AEGEA, LLC pursuant to the terms of the March 30, 2013 Share Exchange Agreement (the “Share Exchange Agreement”) by and among us, AEGEA, LLC, the members of AEGEA (the “AEGEA Members”), Energis Petroleum, LLC, a Florida limited liability company (“Energis”) and the members of Energis, as amended by the Amended and Restated Share Exchange Agreement among the parties dated as of June 5, 2013.  Pursuant to the Share Exchange Agreement, we issued 94,000,000 shares of our common stock, no par value per share, representing approximately 88.7% of our issued and outstanding shares of common stock in exchange for 100% of the membership interests of AEGEA, LLC. AEGEA, LLC is now our wholly-owned subsidiary.

In order to fulfill certain conditions of the Share Exchange Agreement, we amended and restated our Articles of Incorporation (the “Amendment”) on July 1, 2013 to effect (a) a name change from “Forever Valuable Collectibles, Inc.” to “AEGEA, Inc.” and (b) increase the number of shares of authorized common stock from 50,000,000 shares of common stock, no par value per share, to 1,000,000,000 shares of common stock, no par value per share and to increase our undesignated preferred stock issuable from 1,000,000 to 100,000,000. The Amendment was approved by the board of directors of the Company and certain consenting shareholders on June 28, 2013.

In addition, our board of directors appointed Keith Duffy as our Chief Executive Officer and a director on July 22, 2013 in connection with our acquisition of AEGEA, LLC, the recognition of the importance of his abilities to assist us in developing its leisure and entertainment business plans and the contributions he can make to our strategic direction.

AEGEA's Business

Through the acquisition of AEGEA, LLC, we plan to develop a first-class mega-resort destination and international community in the heart of South Florida called AEGEA.  This city will blend the components of theme park entertainment design and residential development, offering guests and residents an idyllic lifestyle inspired by the lost ancient civilization of AEGEA.  Along with the theme park and entertainment components, we have planned various themed resort areas, an Olympic-style sport and education complex, an equestrian village and a variety of residential developments.  This resort community is planned to become an exciting place to live and among the most popular vacation destinations in the world, not only because of its planned spectacular amenities, but its integration of authentic organically-designed architecture with crystal blue water in the form of waterways and lagoons.  The goal is to attract at least 20 million annual visitors.  AEGEA will cover a large area of land to be acquired and developed in phases over many years.

 The origin of AEGEA dates back 4,000 years to one of the greatest and most advanced civilizations on earth, which dominated the eastern Mediterranean region between Greece and Turkey.  This area was the crossroads of the world at that time, a land bridge between the Far East, Middle East and Europe.  The Aegean’s were an industrious and peaceful society, highly skilled in architecture, rich in knowledge, sophisticated in culture, and masters of the sea.  Their legacy includes the alphabet, literature, the theatre, hospitality, and the Olympic games.  An intriguing mystery still surrounds the disappearance of the Aegean civilization.  It is believed that a single cataclysmic event caused this world to disappear into the depths of the sea.  The guiding principles of this lost world remain the foundation of our planned city and includes healthy living (mind, body and spirit), harmony with nature, peaceful coexistence, music and the arts, sports and education, architecture and the life-giving essence of water.  Since these fundamentals are a unifying factor for all cultures throughout the world, we have the opportunity to unite the world in AEGEA.

The entire city is planned to be pedestrian friendly and totally connected with the goal of parking only once, however, a network of waterways is planned as the primary transportation system.  The various resort areas will integrate hotels, residential, restaurants, retail, entertainment and cultural exhibits with an Olympic-style sports complex, themed attraction areas and an equestrian village. Quaint romantic villages with authentic architecture will be the residential neighborhoods throughout AEGEA each showcasing the unique architecture, culture, entertainment, shops, restaurants, hotels and residences specific to particular areas of the world.  A myriad of attractions will provide constant entertainment with an array of planned theme parks.

Financial Statement Presentation

Because the acquisition of AEGEA, LLC occurred after the last day of our quarterly period ended June 30, 2013, we did not include any of its operating results, assets or liabilities for the period ended June 30, 2013 in this Quarterly Report on Form 10-Q.  We will, however, disclose AEGEA, LLC’s operating results, assets and liabilities for the period ended June 30, 2013 in a Form 8-K/A related to this acquisition.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2013 and 2012.  For comparative purposes, we are comparing the three and six months ended June 30, 2013 to the three and six months ended June 30, 2012.

Our activities have been primarily focused on organization as a development stage enterprise. From Inception through June 30, 2013, revenues were $1,555.

Cost of goods sold for the three and six months ended June 30, 2013, were $3,165 compared to $0, for the same periods in 2012.  As of June 30, 2013 we established a reserve of $3,165 due to limited sales and a reassessment of the market value of the inventory.

Operating expenses, which are composed of selling, general and administrative expenses for the three months ended June 30,  2013 were $19,442 compared to $20,253, for the three months ended June 30, 2012. Operating expenses for the six months ended June 30, 2013 were $39,673 compared to $42,632 and $440,256 from November 29, 2007 (Inception) through June 30, 2013. The major components of operating expenses include rent, transfer agent fees, marketing costs, and professional fees, which consist of legal and accounting costs.

Total other income for the three months ended June 30, 2013 were $16,860 compared to total other expenses of $3,632 in the same period of 2012.  Total other income for the six months ended June 30, 2013 were $12,551 compared to total other expenses of $7,966 in the same period of 2012 and $33,604 from November 29, 2007 (Inception) through June 30, 2013.  Total other expense included interest expense, partially offset by a gain on settlement of liabilities.

            As a result of the foregoing, we had a net loss of $5,747 (less than $0.01 per basic and diluted share) for the three months ended June 30, 2012 compared to a net loss of $23,885 (less than $0.01 per basic and diluted share) for the three months ended June 30, 2013.  For the six months ended June 30, 2013 we had a net loss of $30,287 compared to a net loss of $50,598 for the six months ended June 30, 2012.  We had a net loss of $476,670 from inception through June 30, 2013.  These losses were a result of the items discussed above.

Liquidity and Capital Resources

Liquidity is a measure of a company’s ability to meet potential cash requirements. We had current assets at June 30, 2013 of $4,919, including cash of $172 and merchandise inventory, net of $4,747. We are reliant upon shareholder loans to fund operations. We have not yet recognized positive operating cash flow. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $23,395 for the six months ended June 30, 2013 compared to net cash used in operating activities of $9,057 for the six months ended June 30, 2012 and $97,901 from inception through June 30, 2013.  The cash used in operating activities is primarily attributable to our net loss from operations, gain on settlement of liabilities and accrued expenses and interest, partially offset by shareholder contributions of services and rent.

Cash flows provided by financing activities were $23,000 for the six months ended June 30, 2013 compared to $8,750 for the six months ended June 30, 2012 and $98,073 from inception through June 30, 2013.  These cash flows were primarily related to borrowings from a related party and the sale of common stock.

Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our continued losses and negative operating cash flows raise substantial doubt about our ability to continue as a going concern.

Our primary need for cash during the next twelve months is to fund our planned development of the AEGEA resort. At June 30, 2013, we had continued losses from operations since inception of $476,000. We believe we will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain our operations and implement our plans to develop the AEGEA resort until we can achieve profitability and positive cash flows, if ever. Our historical operations has only had minimal revenues since its inception. Based on these factors, our auditors included a “going concern” qualification in their auditors’ report for the year ended December 31, 2012. Such “going concern” qualification may make it more difficult for us to raise funds when needed. No assurance can be given that financing will be available when needed or, if available, such financing will be on terms beneficial to us.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Revenue Recognition

 We had no revenue during the three months ended June 30, 2013.  Anticipated future operating revenue will represent product sales in connection with the accumulated level of acquired memorabilia and collectibles inventory.  Such revenues will be recorded as the memorabilia and collectibles are sold.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, who is also our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A.  RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 4, 2013, the Company agreed to convert $97,073 in principal amount of its demand promissory notes held by related parties (the “Notes”) and $43,778 in accrued interest related to these notes (an aggregate of $140,851) into 8,987,400 shares of its unregistered common stock.  The Notes were originally issued by the Company to A-Squared Holdings, Inc., X-Clearing Corporation, and X-Pedited Transfer Corporation who provided operating capital and/or services to Company.  The issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 3(a)(9).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Forever Valuable Collectibles, Inc. (Incorporated herein by reference to Appendix A as part of the Company’s Schedule 14C filed with the Commission on July 2, 2013).

10.1
Share Exchange Agreement among AEGEA, LLC. and its members,  Forever Valuable Collectibles, Inc., and Energis Petroleum, LLC, and its members dated March 30, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on April 4, 2013).

10.2
Amended and Restated Share Exchange Agreement among AEGEA, LLC. and its members,  Forever Valuable Collectibles, Inc., and Energis Petroleum, LLC, and its members dated June 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 12, 2013).

31.1*	Rule 13a-14(a)/15d-14(a) Certification
32.1*	Section 1350 Certification
99.1	Audited financial statements of AEGEA, LLC as of December 31, 2012 (incorporated herein by reference to the Company’s Schedule 14C as filed with the Commission on July 2, 2013).
99.2	Unaudited financial statements of AEGEA, LLC as of March 31, 2013 (incorporated herein by reference to the Company’s Schedule 14C as filed with the Commission on July 2, 2013).
99.3	Unaudited pro forma balance sheet and statement of operations as of March 31, 2013 (incorporated herein by reference to the Company’s Schedule 14C as filed with the Commission on July 2, 2013).
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed Herewith
**
XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

Date: August 13, 2013	AEGEA, INC.

	By:	/s/ Keith Duffy
Keith Duffy, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)