Form 10-Q
period 2013-09-30
AEGEA, INC.
filed 2013-11-14
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended  September 30, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, November 12, 2013 was 115,512,096.

FORM 10-Q

AEGEA, Inc.

PART I  FINANCIAL INFORMATION
Item 1. Financial Statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets:
Cash	$19,490	$-

Total current assets	19,490	-

Total Assets	$19,490	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$-	$656
Accounts payable	14,439	37,528
Accrued expenses	27,288	6,590
Short-term loan - related party	60,000	-
Convertible debenture payable, net of premium	160,000	-
Accrued interest	4,398	-
Line of credit - related party	233,969	-
Accrued interest - related party	68,055	-

Total current liabilities	568,149	44,774

Accrued interest - related party	-	30,314
Line of credit - related party	-	220,029

Total Liabilities	568,149	295,117

Preferred stock 100,000,000 shares authorized, no par value,
200,000 convertible Series A shares designated, none issued and
outstanding at September 30, 2013 and December 31, 2012	-	-
1,000 convertible Series B shares designated, 1,000 issued and outstanding at September 30, 2013 and none issued or outstanding
at December 31, 2012	2,150	-
Common stock; 1,000,000,000 shares authorized, no par value;
115,200,000 and 94,000,000 shares issued and outstanding at
September 30, 2013 and December 31, 2012, respectively	590,291	100,291
Additional paid in capital	55,014	-
Deficit accumulated during the development stage	(1,196,114)	(395,408)

Total stockholders' deficit	(548,659)	(295,117)

Total liabilities and stockholders' deficit	$19,490	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

				FEBRUARY 3,	FEBRUARY 3,
				2012	2012
			NINE MONTHS	(INCEPTION)	(INCEPTION)
	THREE MONTHS ENDED		ENDED	TO	TO
	SEPTEMBER 30,		SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013	2012	2013

OPERATING EXPENSES
General and administrative expenses	$68,508	$8,958	$79,985	$29,369	$119,747
Professional fees	513,822	4,367	608,104	28,031	694,275
Research and development expenses	27,858	6,000	40,478	140,660	279,639

Total operating expenses	610,188	19,325	728,567	198,060	1,093,661

NET INCOME (LOSS) FROM OPERATIONS	(610,188)	(19,325)	(728,567)	(198,060)	(1,093,661)

Other income (expense)
Interest	(46,600)	-	(72,139)	-	(102,453)

Total other expenses	(46,600)	-	(72,139)	-	(102,453)

NET INCOME (LOSS)	$(656,788)	$(19,325)	$(800,706)	$(198,060)	$(1,196,114)

BASIC AND DILUTED (LOSS)
PER COMMON SHARE	$(0.01)	$(0.00)*	$(0.01)	$(0.00)*	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (Basics and Diluted)	110,065,217	88,470,000	99,413,919	88,470,000	96,442,975

* Less than $.01 per share
The accompanying notes are an integral part of these unaudited consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from February 3, 2012 (Inception) to September 30, 2013
(Unaudited)

							Deficit Accumulated During Development Stage
	Preferred Stock			Common Stock		Additional paid in Capital		Total Stockholders' Deficit
	Series A	Series B
	Shares	Shares	Amount	Shares	Amount
Balance, Inception
(February 3, 2012)	-	-	$-	-	$-	$-	$-	$-

Founder shares issued for services	-	-	-	88,470,000	10,000	-	-	10,000

Shares issued to consultant for services	-	-	-	5,530,000	90,291	-	-	90,291

Net loss, Inception (February 3, 2012) to December 31, 2012	-	-	-	-	-	-	(395,408)	(395,408)

Balance, December 31, 2012	-	-	-	94,000,000	100,291	-	(395,408)	(295,117)

Capital contributions	-	-	-	-	-	50,200	-	50,200

Recapitalization	-	-	-	21,000,000	-	4,814	-	4,814

Shares issued for services	-	-	-	200,000	490,000	-	-	490,000

Series B shares issued for services	-	1,000	2,150	-	-	-	-	2,150

Net Loss, nine months ended September 30, 2013	-	-	-	-	-	-	(800,706)	(800,706)

Balance, September 30, 2013	-	1,000	$2,150	115,200,000	$590,291	$55,014	$(1,196,114)	$(548,659)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		FEBRUARY 3, 2012	FEBRUARY 3, 2012
	NINE	(INCEPTION)	(INCEPTION)
	MONTHS	TO	TO
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013

Cash flows from operating activities

Net Loss	$(800,706)	$(198,060)	$(1,196,114)
Adjustments to reconcile net loss to net cash
used in operating activities:
Founder shares issued for services	-	10,000	10,000
Common and preferred shares issued for services	492,150	-	582,441
Interest expense - convertible note premium	30,000	-	30,000
Loss on settlement of inventory	247	-	247

Changes in operating assets and liabilities:

Accounts payable	(18,694)	-	18,834
Accrued expenses	20,698	-	57,602
Accrued interest - debenture payable	4,398	-	4,398
Accrued interest - related party	37,741	-	37,741

Net cash used in operating activities	(234,166)	(188,060)	(454,851)

Cash flows from investing activities
Acquisition of cash in recapitalization	172	-	172

Net cash used in investing activities	172	-	172

Cash flows from financing activities
Bank overdraft	(656)	328	-
Proceed from short-term payable	60,000	-	60,000
Proceed from convertible debentures	130,000	-	130,000
Proceed from line of credit - related party	23,940	187,732	243,969
Proceed from capital contributions	40,200	-	40,200

Net cash provided by financing activities	253,484	188,060	474,169

Net increase in cash and cash equivalent	19,490	-	19,490

Cash and cash equivalents
Beginning of period	-	-	-

Cash end of period	$19,490	$-	$19,490

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Transfer of line of credit balance to equity	$10,000	$-	$10,000
Recapitalization	$4,814	$-	$4,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION, AND GOING CONCERN

Nature of Operations
Aegea, Inc., (“the Company”) began operations on February 3, 2012, and is a development stage company with the purpose of developing a mega-resort city in South Florida that will become an international community and leisure destination worldwide. The resort will offer residents and guests a unique living environment, integrating residential and hospitality with attractions and entertainment, and will include theme parks, a sports and education complex, and various venues for music and the arts. The character of the project will be marked by a network of canals and lagoons with authentic immersive architecture from around the world. AEGEA’s shopping, dining and hospitality will become a global marketplace for domestic and international brands.

Recapitalization
On July 22, 2013, members of Aegea, LLC exchanged 100% of the membership interests in Aegea, LLC for 94,000,000 shares of AEGEA, Inc. common stock, no par value per share, representing approximately 88.7% of AEGEA, Inc.’s issued and outstanding shares of common stock (the “Exchange”). The Exchange was made pursuant to the terms of the June 5, 2013 Amended and Restated Share Exchange Agreement by and among Aegea, LLC, its members, AEGEA, Inc., Energis Petroleum, LLC, a Florida limited liability company (“Energis”) and the members of Energis. The former members of Aegea, LLC obtained voting and management control of Aegea, Inc. upon completion of the Exchange.

Aegea, Inc.’s acquisition of Aegea, LLC was accounted for as a recapitalization of Aegea LLC since the members of Aegea, LLC obtained voting and managing control of Aegea, Inc. Aegea, LLC was the acquirer for financial reporting purposes and Aegea, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition will include the assets and liabilities of both Aegea, LLC and Aegea, Inc., the historical operations of Aegea, LLC and their consolidated operations from the July 22, 2013 closing date of the acquisition. Aegea, LLC retroactively applied its name change and recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

Development Stage
The Company has no revenues and is in the development stage. Activities during the development stage consist of organizational activities, capital raising, recapitalization, and developing the business plan.

Principles of Consolidation
The accompanying unaudited consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Florida Heartland EB-5 Regional Center LLC, and Aegea, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Basis for Presentation for Interim Financial Statements
These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP” for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period from February 3, 2012 (inception) to December 31, 2012. The consolidated balance sheet as of December 31, 2012 was also derived from those audited consolidated financial statements. The results of operations for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Net Earnings (Loss) per Share
The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 330,808 shares of the Company’s common stock reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

Going Concern
As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $800,706 and $234,166, respectively, for the nine months ended September 30, 2013 and a working capital deficit, stockholders’ deficit, and deficit accumulated during the development stage of $548,659, $548,659, and $1,196,114, respectively, at September 30, 2013 and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The Company is currently seeking capital to implement its business plan. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services. Actual results could differ from these estimates.

Fair Value Measurements and Fair Value of Financial Instruments
The Company adopted ASC Topic 820, Fair Value Measurements. ASC Topic 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3: Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

Stock-based Compensation
ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Research and Development
In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $40,478 for the nine months ended September 30, 2013 relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements
Accounting standards which were not effective until after December 31, 2012 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk
The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2013.

Concentrations of Funding
From inception through September 30, 2013, approximately 55% of funding was received from one related party member in the form of interest bearing line of credit loans (see Notes 6 and 8).

NOTE 4: SHORT-TERM LOAN – RELATED PARTY

In August and September 2013 short-term loans totaling $60,000 were made to the Company by three related parties. The loans are non-interest bearing and are due on demand (see Note 8).

NOTE 5: CONVERTIBLE DEBENTURE

On May 31, 2013, the Company issued a convertible debenture for the sum of $100,000 in exchange for cash. The Company agreed to accrue interest on the outstanding principal at the rate of twelve percent (12%) per annum beginning on May 31, 2013 and due on the maturity date of August 30, 2013. The Company has the right of prepayment at any time. Immediately following the date on which the Company mergers with or becomes a public company, the holder of the convertible debenture is entitled to convert all amounts due into shares of the entity which succeeds the Company (the “Successor Entity”) at the conversion price of $0.33 per share. In addition, the convertible debenture automatically converts into common stock of the Successor Entity at $0.33 per share once the Company mergers with or becomes a public company and has entered into a firm commitment for no less than $50,000,000 of debt or equity financing. At September 30, 2013, accrued interest on the convertible debenture was $4,398. There was no beneficial conversion feature recorded at May 31, 2013 because the per share conversion price was greater than the fair value of the common stock per share. This note and accrued interest was converted at the contracted conversion rate on October 3, 2013 into 312,096 shares (See Note 9).

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

In August 2013, the Company entered into a three separate convertible debentures for the total sum of $30,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum beginning on August 12, 2013, August 12, 2013, and August 20, 2013 and due on the maturity date of one year from the date of the agreements. Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of Aegea, Inc.’s Common Stock at a conversion price using the volume weighted average price of Aegea, Inc.’s common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%. Under ASC 480 “Distinguishing Liabilities from Equity”, the notes will be considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $60,000. Therefore, the Company recorded interest expense of $30,000 on the dates of the notes to reflect the put premium.

NOTE 6: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the “Line of Credit”). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At September 30, 2013 the outstanding balance was $233,969 plus accrued interest of $68,055. At September 30, 2013, the unused amount of the line of credit was $16,031.

NOTE 7: STOCKHOLDERS’ DEFICIT

Preferred Stock
On October 4, 2013, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the “Certificate of Designations”) with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 1,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock. The Certificate of Designations and their filing were approved by the board of directors of the Company on September 30, 2013 without shareholder approval as provided for in the Company’s articles of incorporation and under Colorado law.

Description of Series A Convertible Preferred Stock

The 200,000 shares of Series A Convertible Preferred Stock have the following the designations, rights and preferences:

•	the stated value of each share is $525,
•	the holder of the shares will be entitled to vote, on a one-for-one basis, with the holders of our common stock on all corporate matter on which common shareholder are entitled to vote,
•	the shares pay quarterly dividends in arrears at the rate of 4% per annum based on the stated value of each share,
•
each share is convertible into shares of our common stock at a conversion price of $5.00 per share, subject to adjustment, at any time upon : (i) the seventh anniversary of the original issue date of Series A Preferred Stock or (ii) the date the beneficial holder qualifies as a Permanent U.S. resident, whichever occurs earliest,

•	the shares are redeemable by us under certain conditions, and
•	the conversion price of the Series A Convertible Preferred stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Description of Series B Convertible Preferred Stock

The 1,000 shares of Series B Convertible Preferred Stock have the following the designations, rights and preferences:

•	The Company is not permitted to pay or declare dividends or other distributions to the holders of the Series B Preferred Stock, whether in liquidation or otherwise,
•	the holder of the shares will be entitled to vote, on a one million-for-one basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote, and
•	each share is convertible into one share of our common stock.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

On September 30, 2013, the Company issued 1,000 shares of its Series B Preferred Stock to certain related party officers and directors valued at $2,150 based on the common stock quoted trading value of $2.15 at the grant date and a one to one conversion rate of the Series B shares into common stock.

Common Stock
Effective December 31, 2012, the members of Florida’s Heartland EB-5 Regional Center, LLC exchanged all their member interests for proportional interests in Aegea, LLC which became the parent. There was no accounting effect to the reorganization. The prior operating agreement of the subsidiary was then terminated.

At inception (February 3, 2012), the Company valued the original four founding stockholders’ interests of 88,470,000 common shares issued for services at $10,000 which was expensed as of December 31, 2012. During 2012, two consultants performed services for the Company and in December 2012 were granted an aggregate 7% interest (5,530,000 common shares) in the reorganized entity. Their services were valued at $90,291 and expensed.

As part of the Amended and Restated Share Exchange Agreement discussed in Note 1, the members’ equity in Aegea, LLC in the amount of $100,291 was converted to 94,000,000 shares of common stock in Aegea, Inc and retroactively applied as of inception (See Note 1).

In April 2013, the Company issued a cash call in the amount of $50,000. The Company received $40,000 from the stockholders, and reduced the line of credit balance by $10,000. The funds were collected to be used for operating expenses. An additional $200 was contributed by a stockholder to open a new bank account for the Company.

In July 2013, the Company was deemed to have issued 21,000,000 common shares pursuant to the recapitalization. The Company also recorded $4,814 of net assets acquired with an offset to additional paid in capital.

On August 21, 2013, 200,000 shares of common stock were issued for legal services rendered and valued at $490,000 based on the quoted trading price of $2.45 per share on the grant date.

NOTE 8: RELATED PARTY

Two consultants affiliated with each other through a limited liability company performed services for the Company. One of those consultants is a director of the Company. The LLC in which they are members received an equity interest in the Company in exchange for their services valued at $90,291. (See Note 7)

Short-term loans were received from directors of the Company or corporations owned by directors of the Company totaling $60,000. (See Note 4)

At September 30, 2013 the line of credit payable to related party member was $233,969 and accrued interest was $68,055. (See Note 6)

NOTE 9: SUBSEQUENT EVENTS

On October 3, 2013, the holder of the convertible debenture issued on May 31, 2013 (See Note 5), converted the debenture in the amount of $100,000 plus accrued interest of $2,992 into 312,096 shares of common stock at a rate of $0.33 per share per the agreement.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
(Unaudited)

In October and November 2013, the Company entered into nine (9) separate convertible debentures for the total sum of $110,000. The Company agrees to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $220,000. The Company therefore will accrete a premium of $110,000 into interest expense immediately since these notes are convertible on the issuance date.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000. The Company agrees to accrue interest on outstanding principal at the rate of twenty-five percent (25%) per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company’s Common Stock at the Conversion Price of $0.33 per share, or to request repayment in cash.  A beneficial conversion feature (BCF) will be recorded in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF will equal the amount of the convertible debt.

In October 2013, short-term loans were made by related parties of the Company totaling $143,000. The loans are non-interest bearing and are due on demand.

In October 2013, the Company received $20,000 in exchange for 10,000 shares of common stock issued at the quoted trading price of $2.00 per share on the grant date.

In October 2013, the Company issued two (2) convertible debentures for the total sum of $13,000. The Company agrees to pay interest and outstanding principal at the rate of eight percent (8%) in cash and seventeen percent (17%) in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore will accrete a premium of $13,000 into interest expense immediately since these notes are convertible on the issuance date.

On October 28, 2013, the Company entered into a Vacant Land Contract (the “Agreement”) with an unrelated third party to acquire approximately 2,200 acres of land in South Florida. The purchase price of the land is $13,350,000, payable $250,000 no later than October 28, 2013, $750,000 no later than February 18, 2014 and the balance of $12,350,000 in cash at closing, which shall occur on or before March 10, 2014. On October 28, 2013, the Company paid the initial $250,000 refundable deposit. The Company’s obligation to close on the purchase of the land under the Agreement is subject to customary closing conditions in real property transactions in Florida, as well as its completion of certain inspections and investigations no later than February 18, 2014 (the “Feasibility Study Period”). During the Feasibility Study Period, the Company will conduct such assessments, tests, analysis, surveys and investigations as it deems appropriate. The Company may terminate the Agreement without cost or expense at any time within the Feasibility Study Period if the property is not acceptable to the Company.

On November 4, 2013, the Company converted debt from six (6) convertible debentures totaling $60,000 and accrued interest of $197 into 53,747 shares at the conversion rate of $1.12 per share calculated at 50% of the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date per the terms of the agreements.

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

Our History

Our company was originally named Forever Valuable Collectibles, Inc. and was incorporated in Colorado on November 29, 2007. Prior to completion of our acquisition of AEGEA, LLC, a Delaware limited liability company (“AEGEA, LLC”) on July 22, 2013 discussed below, we exclusively engaged in the business of buying and reselling commemorative professional and college sports memorabilia. Following the acquisition of AEGEA, LLC, we are continuing AEGEA, LLC’s historical and proposed resort development businesses separately from our historical sports memorabilia business.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2013 and 2012. For comparative purposes, we are comparing the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2012.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this report.

Revenue. No revenue was generated for the period from inception (February 3, 2012) to September 30, 2012 and the nine months ended September 30, 2013.

Total Operating Expenses. Total operating expenses for the three month period ended September 30, 2013 increased $590,863 compared to the same period in 2012 and during the nine month period ended September 30, 2013 increased $530,507 compared to the same period in 2012 as a result of increases in professional fees, general and administrative expenses and research and development expenses incurred in connection with the Company’s development of a planned resort community in South Florida.

Net Loss. Our net loss during the three month period ended September 30, 2013 increased $637,463 compared to the same period in 2012 and during the nine month period ended September 30, 2013 increased $602,646 compared to the same period in 2012 primarily as a result of changes in total operating expenses as discussed above and the lack of any revenue during the periods reported.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $548,659 and $19,490 of cash as of September 30, 2013 and a working capital deficit of $295,117 and $0 of cash as of December 31, 2012. As a result, the Company’s current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $234,166 for the nine months ended September 30, 2013, compared to $188,060 for the period from inception (February 3, 2012) to September 30, 2012.

Net cash provided by financing activities during the nine months ended September 30, 2013, was $253,484 compared to $188,060 for the period from inception (February 3, 2012) to September 30, 2012. Cash provided by financing activities were primarily a result of the proceeds from a convertible debenture issued to a third party, short-term payables, capital contributions and borrowings from a line of credit from a related party.

Cash Requirements

The Company’s future capital requirements will depend on numerous factors, including the extent it continues development of its planned resort community and its ability to control costs. The Company will be reliant upon member loans, private placements or public offerings of debt and equity to fund its resort development plans.

The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly the Company could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict the Company’s operations.

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Report of Independent Registered Public Accounting Firm dated June 19, 2013 included in the Company’s audited financial statements for the period ended December 31, 2012 includes an explanatory paragraph expressing substantial doubt as to the Company’s ability to continue as a going concern, due to recurring losses from operations and a net capital deficiency. The auditor's opinion may impede the Company’s ability to raise additional capital on acceptable terms. If the Company is unable to obtain financing on terms acceptable to the Company, or at all, the Company will not be able to accomplish any or all of its initiatives.

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

Stock-based Compensation

ASC 718, “Compensation-Stock Compensation” requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, “Equity-Based Payments to Non-Employees.” ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Revenue Recognition

 We had no revenue during the three months ended September 30, 2013. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In August 2013, the Company entered into a three separate convertible debentures for the total sum of $30,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum beginning on August 12, 2013, August 12, 2013, and August 20, 2013 and due on the maturity date of one year from the date of the agreements. Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of Aegea, Inc.’s Common Stock at a conversion price using the volume weighted average price of Aegea, Inc.’s common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%. Under ASC 480 “Distinguishing Liabilities from Equity”, the notes will be considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $60,000. Therefore, the Company recorded interest expense of $30,000 on the dates of the notes to reflect the put premium.

On August 21, 2013, 200,000 shares of common stock were issued for legal services rendered and valued at $490,000 based on the quoted trading price of $2.45 per share on the grant date.

On October 3, 2013, the holder of the convertible debenture issued on May 31, 2013, converted the debenture in the amount of $100,000 plus accrued interest of $2,992 into 312,096 shares of common stock at a rate of $0.33 per share per the agreement.

In October and November 2013, the Company entered into nine (9) separate convertible debentures for the total sum of $110,000. The Company agrees to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of these debentures and an additional thirty-two (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the conversion price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the conversion date then multiplying the result by 50%.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000 which bears interest at the rate of twenty-five percent (25%) per annum and maturing on February 25, 2014. Upon maturity, the holder of this convertible debenture is entitled to convert all amounts due into shares of the Company’s Common Stock at the conversion price of $0.33 per share, or to request repayment in cash.

In October 2013, the Company received $20,000 in exchange for 10,000 shares of common stock issued at the quoted trading price of $2.00 per share on the grant date.

In October 2013, the Company issued two (2) convertible debentures for the total sum of $13,000. The Company agrees to pay interest and outstanding principal at the rate of eight percent (8%) in cash and seventeen percent (17%) in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore will accrete a premium of $13,000 into interest expense immediately since these notes are convertible on the issuance date.

The issuance of the Company’s shares of common stock and convertible debentures discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

On November 4, 2013, the Company converted debt from six (6) convertible debentures totaling $60,000 and accrued interest of $197 into 53,747 shares at the conversion rate of $1.12 per share calculated at 50% of the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date per the terms of the agreements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1
Amended and Restated Articles of Incorporation of Forever Valuable Collectibles, Inc. (Incorporated herein by reference to Appendix A as part of the Company’s Schedule 14C filed with the Commission on July 2, 2013).

3.2
Certificate of Designation of Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2013).

3.3	Certificate of Designation of Series B Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2013).
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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
*	Filed Herewith
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

Date: November 14, 2013	AEGEA, INC.

	By:	/s/ Keith Duffy
Keith Duffy, Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Lou J. Fuoco
Lou J. Fuoco, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)