Form 10-K/A
period 2012-12-31
AEGEA, INC.
filed 2013-12-27
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment Number 4)

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

FORM 10-K

Forever Valuable Collectibles, Inc.

Explanatory Note

This 10-K-A (Amendment No. 4) is being filed in response to comments from the staff of the Securities and Exchange Commission  to  correct disclosure regarding the effectiveness of the Company’s disclosure controls and procedures disclosed in Part II, Item 9A – Controls and Procedures and all positions held of the Company’s sole officer and director on the signature page.

This Form 10-K/A (Amendment No.  4) also contains currently dated certifications as Exhibits 31.1 and 32.1 hereof.  The remaining Items in this Form 10-K/A (Amendment No. 4) consist of all other items originally contained in our Form 10-K for the year ended December 31, 2012 as filed on March 22, 2013, our Form 10-K/A (Amendment No. 1) as filed on March 29, 2013, Form 10-K/A (Amendment No. 2) as filed on July 30, 2013, and Form 10-K/A (Amendment No. 3) as filed on August 8, 2013.  This Form 10-K/A (Amendment No. 4) supersedes in its entirety our Annual Report on Form 10-K for the year ended December 31, 2012 and each of the amendments referred to in this Explanatory Note.

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

ITEM 9A. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 27, 2013.

FOREVER VALUABLE COLLECTIBLES, INC.

By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer and President (principal executive officer and principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Date: December 27, 2013	By:	/s/ Keith Duffy
Keith Duffy
Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial and accounting officer), and Director