Form 10-K
period 2013-12-31
AEGEA, INC.
filed 2014-04-11
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53377

AEGEA, INC.
(Exact name of registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

772 U.S. Highway One, Suite 200 North Palm Beach, FL	33408
(Address of principal executive offices)	(Zip Code)

(561) 287-5422
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on June 30, 2013.

The number of shares of the registrant’s Common Stock issued and outstanding was 117,112,619 shares as of April 1, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act”). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management’s plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – “Risk Factors” of this report.

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

PART 1

ITEM 1. BUSINESS

The Company

AEGEA, Inc. (“we”, “us”, the “Company”) was incorporated in Colorado on November 29, 2007 under the name Forever Valuable Collectibles, Inc. We changed our name effective July 1, 2013 in connection with our July 22, 2013 acquisition of AEGEA, LLC which is in the planning stages of developing an international community and mega-resort destination in the heart of South Florida called AEGEA.  Prior to our acquisition of AEGEA, LLC, we were been engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

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

Description of Business

We are in the planning phase of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. This community will blend the components of theme park entertainment design and residential development, offering guests and residents an idyllic lifestyle inspired by the lost ancient civilization of AEGEA. Along with the theme park and entertainment components, we have planned various themed resort areas including an Olympic-style sport and education complex, an equestrian village and a variety of residential developments. We intend to become an exciting place to live among the most popular vacation destinations in the world, not only because of our planned upscale amenities, but also our integration of authentic organically-designed architecture with crystal blue water in our waterways and lagoons. Our operations will be expansive and constantly developing in phases over time.

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

We have designed our complex to be pedestrian friendly and totally connected with the goal of parking only once, however, a network of waterways is planned as the primary transportation system. The various resort areas will integrate hotels, residential, restaurants, retail, entertainment and cultural exhibits with an Olympic-style sports complex, themed attraction areas and an equestrian village. Quaint romantic villages with authentic architecture will be the residential neighborhoods throughout AEGEA each showcasing the unique architecture, culture, entertainment, shops, restaurants, hotels and residences specific to particular areas of the world. A myriad of attractions will provide constant entertainment with an array of planned theme parks.

Specific planned features of AEGEA include:

•
Shopping, dining and entertainment district with boutique hotels and apartments lining a network of waterways, which will be the primary transportation system. Adjacent grand piazzas will also have shops, restaurants, residential and hospitality, and be used for special events throughout the year. This area will capture the charm and romance of places similar to Venice, Bruges, Annecy and San Antonio’s River Walk with bridges, gardens, fountains and other water features throughout.

•
Vast meandering azure lagoons with pristine sandy beaches and islands, surrounded by romantic villages with authentic architecture. The spectacular crystalline water used in the waterways and lagoons will be the first of their kind in the U.S. We plan to include five star hotels, luxury residences, shops, museums, galleries and restaurants, along with water activities.

•
A waterfront wharf setting with shops, restaurants, hotels and cultural attractions surrounding a large bass lake, anchored by a large outdoor gear retailer like Cabela’s or Bass Pro Shops. This area will also include a freshwater aquarium and marine research center.

•
Quaint European-style neighborhoods with authentic architecture and culture from around the world will educate and provide immersive living environments. Actual materials and construction techniques, with an unprecedented attention to detail, will be used. Each residential community will be inherently entertaining and draw tourists to experience international restaurants, retail, agricultural products, landscaping, music and other cultural attractions. These areas will be developed over time and will become real functioning communities with both residential and hotel components.

•
Various music venues including an amphitheatre and performing arts center/concert hall with the goal of having Las Vegas shows, Broadway plays, concerts and other entertainment. Live music will be featured throughout the resort.

•	Cultural exhibits, museums and art galleries throughout.
•
Numerous themed attraction areas, each with a specifically designed architectural style and a variety of rides, exhibits and other attractions. Almost 60 indoor rides are planned. Many of the themed areas are based on reality, which is often more entertaining than fictitious characters. These theme parks will be developed in phases over a period of ten years. Among the main-themed areas planned are:

o           A fantasy wonderland for kids based on toys and games,
o           A racing park and ongoing international auto show,
o           A theme park based on the natural wonders of earth,
o           An area with numerous Halloween rides and attractions and a haunted castle,
o           A theme park based on the experience of flying,
o           A themed area based on the future of agriculture, organic food production and the American farm,
o           An area with rides and attractions that relate to space and space travel,
o           A theme park featuring the undersea world with exhibits, aquariums and sunken city,
o           A theme park featuring the latest in roller coasters,
o           A water park,
o           An adventure park with extreme sports,
o           A themed area showcasing the future of transportation, energy and living,
o           A music-themed park,
o           An animal sanctuary and zoo,
o           A movie park and production studio,
o
A state-of-the-art international multi-sport and education complex designed to possibly accommodate a future Summer Olympics. This complex will include training and educational facilities for athletes and international students in a variety of sports as well as in sports medicine. The most successful training techniques in the development of successful athletes will be used, including an emphasis on sports psychology. The educational area will have dormitories that house up to 2,000 boarding students from the complex’s own elementary, middle, high school and college and have a library, medical and rehabilitation center, spa, wellness center, conference center, condominium towers, hotels, sport stadiums, parks and recreational areas and retail stores. The planned 1,000 acre complex will be constructed in multiple phases,

o
A world class equestrian development, with fields, tracks and stadiums that can accommodate all levels of competitions and events (including Olympic and international), with luxury residences, stables and training facilities. This development is anticipated to be the largest equestrian venue in the world and

o           Two championship golf courses with hotel and convention center.

The Location

We plan to develop AEGEA in central South Florida in the Okeechobee County area because of its prime central location, accessibility, natural beauty and moderate year round climate.  This area takes advantage of the narrowly shaped geography of Florida and coastal population concentration, with access to 14 million Florida permanent residents who live within a two hour drive as well as the tens of millions of tourists, who visit Florida annually, especially in the Orlando area. Of the approximately 90 million tourists who visited Florida in 2012, it is estimated that around 60 million stayed within a two hour drive of the proposed site. These population statistics showing approximately 75 million permanent residents and annual visitors, make the site unique within the U.S. and the world. The site would be a more convenient distance for South Floridians to visit than Orlando, and be within an hour drive from West Palm Beach or Orlando.

Various parcels of land comprising approximately 26,000 acres or approximately 40 square miles have been identified for possible acquisition. Some of the parcels have entitlements including a taxing district, utility district, turnpike interchange (process started), and certain drainage approvals. We are seeking to acquire the land at agricultural land prices since most of it is undeveloped or has been used for growing crops or raising livestock. As a result, we believe there is significant opportunity for increases in land values, which we expect to accomplish through the assemblage of multiple parcels, rezoning and the creation of waterfront properties with multiple amenities.

The proposed location has excellent access to major roadways, rail and a number of major airports. The site would have direct frontage on Florida’s Turnpike with at least one dedicated exit and have direct access to I-95. There are a number of convenient airports within a two-hour drive. The approximate drive times to some of Florida’s airports are as follows:

•	2 hours to Miami International Airport,
•	1 hour to Orlando International Airport,
•	2 hours to Tampa International Airport,
•	1 hour to Palm Beach International Airport,
•	1 hour 30 minutes to Ft. Lauderdale/Hollywood International Airport,
•	25 minutes to the St. Lucie County International Airport, and
•
Within 20 minutes of the site is the Okeechobee County Airport, which can accommodate shuttle service from major airports and is capable of handling most of the medium range, smaller passenger commercial aircraft.

We intend that the AEGEA location site will qualify as a Targeted Employment Area (“TEA”) under the United States Citizenship and Immigration Service (“USCIS”) EB-5 Visa Program (the “EB-5 Program”) such that we can accept certain designated investment amounts from EB-5 Investors.  See “Business - EB-5 Funding Program.” A TEA is either in a high unemployment area, (calculated as an area with an unemployment rate that is at least 150% of the national average), or a Rural Area (“RA”), which we believe applies to AEGEA.

Marketing Strategy Overview

We are in the process of developing an integrated marketing plan using the following resources:

•	Public relations – free publicity through press releases, news articles and TV broadcasts,
•	Advertising - national media blitz including TV and cable commercials, newspaper and magazine advertising, and website,
•	Using various credible celebrities and spokespersons,
•	Developing specific products related to AEGEA that will be sold online or through a distribution network prior to and after the opening of AEGEA,
•	Social media – viral marketing through websites like Facebook,
•	Billboard-type displays on major roadways, airports, sports venues,
•	Providing and acquiring content through relationships with various media companies and
•	Hosting cultural and seasonal events, including Christmas, New Year’s, the Fourth of July, and Halloween.

Development and Planning

The planning process is multifaceted for a development of this magnitude, ranging from the due diligence process to developing the master site plan and phasing; development, construction and operating budgets, economic impact analysis, detailed site plans including drainage, transportation and landscaping; architectural drawings for construction, features, theme parks and rides, intellectual property, and researching types of green technology that would be implemented within the resort community. We are in the early stages of planning. Some of the areas are discussed below:

Due Diligence Process

Understanding the suitability and characteristics of the land is fundamental to determining a proper valuation of the property as well as successfully developing the project. The land parcels that have been selected for acquisition and assemblage will include some or all of the following: boundary survey including a description and evaluation of any easements or encumbrances; topographical survey detailing the contours of the land, existing roads, utilities, water, vegetation and the environmental jurisdictional limits of governmental agencies; aerial photos; environmental assessment to determine if there is any hazardous condition in the soil or groundwater requiring mitigation; assessment of threatened, rare or endangered species of plants or animals on or near the property including existing habitats at or near site; geotechnical survey to determine the suitability of the soil for construction; hydrogeologic survey to determine if there are any wetlands by examining the groundwater and vegetation; land use analysis – review of existing and proposed land use of area including zoning designations, school districts, hospitals, police, emergency services, parks, greenways, and other municipal facilities; public water supply and sewage treatment facilities review; solid waste disposal assessment; electrical power assessment – including the location, type and capacity of existing distribution network near the site, cost of extension into the project and cost of projected usage; transportation network review and formal transportation study – including maps of existing roads, traffic counts, future road expansion in area, bus stations, rail lines, airports, projected traffic with project; regulatory agencies review to determine the existing and proposed land uses and corresponding governmental agencies, existing and proposed zoning, applicable permits and licenses, permitting guidelines, applications and schedules; historical events and sites analysis; archaeological or cultural sites analysis; natural gas availability – location of lines near site, cost of extension into property and projected usage; and telephone and cable – location of lines near site, cost of extension into property and projected usage. Once we complete due diligence and assemble and acquire sufficient parcels of land, we will seek rezoning to permit us to use the land for our planned resort.

Master Plan and Phasing. A master plan outlining the proposed land uses will be developed through collaboration with some of the leading experts in the resort and theme park industries.

Construction and Operating Budgets. Detailed construction budgets and operating budget models are being developed with the assistance of professionals experienced in projects of this scope.

Economic Impact Analysis. Preparation of an economic impact study in order to determine the affect the development and operation of the resort would have on the South Florida region in terms of revenue and employment generated.

Site Plans. We have identified several land planners and civil engineering firms who we plan to engage to develop the detailed site-related plans for our planned resort, including drainage, transportation, and landscaping.

Architectural Management. The lead architect for our planned resort will be Michael Lingerfelt, FAIA, LEED AP of Lingerfelt International, who has decades of experience in large scale projects including Disney theme parks. Mr. Lingerfelt has contacted a number architectural firms who he plans to work with on the project.

Intellectual Property. Our management has developed numerous unique names and concepts as part of our initial plans to create intellectual property for the AEGEA brand. The intellectual property planning will include AEGEA names, plans, features, proprietary systems and technology, processes, merchandising, and licensing agreements. We have begun this planning with a law firm specializing in intellectual property matters.

Green Technology. AEGEA plans to be one of the most modern cities in the world in terms of its use of green technology, including solar, geothermal, recycled materials, and water reclamation. Our management has consulted with some of the top experts regarding in this area and plans to continue to do so.

Environmental and Other Regulations

AEGEA will be a very large and complex facility with many components, essentially a city. A number of development-related permits and approvals will be necessary for a project of this magnitude, including approvals from the County and State. A Development of Regional Impact (“DRI”) as well as a Comprehensive Plan Amendment will be required from the State of Florida along with an approval of the development from Okeechobee County. A DRI under the Florida Statutes Section 380.06 is defined as “any development which, because of its character, magnitude, or location, would have a substantial effect upon the health, safety or welfare of citizens of more than one county.” A DRI is also determined based on the size of the development and on whether the development is significantly impacting state and regional resources and facilities.  Recent changes in the state law now require the DRI process and Comprehensive Plan Amendment to be processed through the County. The DRI, Comprehensive Plan Amendment and County Development approval process occurs simultaneously with each review and approval impacting the other.

We have been engaged in an private offerings of our securities structured so that certain investors will meet the requirements of the U.S. federal EB-5, fifth employment-based visa preference requirements under 8 U.S.C. § 1153 (B)(5)(A) - (D); Immigration and Nationality Act § 203 (B)(5)(A) - (D) (the “INA”) program (the “EB-5 Program”). The EB-5 Program is an employment-based visa preference intended to encourage the flow of capital into the United States economy and to promote employment of workers in the United States. To accomplish these goals and so that foreign investors may obtain immigration benefits for having made an investment, the program mandates the minimum capital that foreign investors must contribute and it mandates that 10 full-time jobs must be created on account of each investment. In addition to the return that investors hope to achieve on their investment, foreign investors and their qualifying family members are offered the prospect, but not the guarantee, of conditional lawful permanent residence in the United States. Investors are personally responsible for engaging their own legal representation and advisors regarding the I-526 application process and to apply for the lifting of their conditional status by filing an I-829 within two (2) years of receiving conditional status. We are not responsible to undertake this process on behalf of any individual investor.  Generally, the EB-5 Program calls for a minimum investment of $1,000,000 per investor, in U.S. dollars, with exceptions for high unemployment or low permanent population areas, where the minimum investment has been reduced to $500,000 per investor. We have been advised that our proposed development of AEGEA qualifies for the lower investment amount based upon the new business status of AEGEA. We have not completed any offerings under the EB-5 Program as of the date of this report.

Our planned development and future operations will be subject to federal, state and local environmental laws and regulations including laws and regulations governing water and sewer discharges, air emissions, soil and groundwater contamination, the maintenance of underground and above-ground storage tanks and the disposal of waste and hazardous materials. In addition, our planned operations will be subject to other local, state and federal governmental regulations including, without limitation, labor, health, safety, zoning and land use and minimum wage regulations applicable to theme park operations, and local and state regulations applicable to restaurant operations at each park. We believe that we are in substantial compliance with applicable environmental and other laws and regulations applicable to our current business. We employ a number of external resources to assist us in complying with our regulatory obligations. These external resources include law firms and consultants.  As we expand our business, we will allocate a portion of our working capital to cover the expected increase in costs to hire and train additional internal and external resources to ensure we remain in substantial compliance with our governmental obligations.

Competition

The major competition for AEGEA is found in Orlando, the location of the most popular theme parks in the world including Walt Disney World and Busch Gardens in Tampa. These theme parks, which are well-established and have been around for decades, are trying to update their attractions and venues to maintain attendance levels. Most of the people in our target market have already visited these theme parks and are looking for new parks and attractions. Disney theme parks generally target young children and their families, while Universal theme parks target teenagers with their thrill rides. Disney markets its parks to very young children through its animated films.  In addition, we face additional competition from shopping areas, restaurants, hotels, night clubs, theme parks, zoo’s, boating activities and scuba diving in Orlando, Tampa, West Palm Beach, Ft. Lauderdale and Miami where are target markets are located.

Some of our industry competitors have a larger portion of our planned market in the leisure industry. In all of our markets, we face direct competition from national and international theme and resort part operators who offer similar products. Our competitors are larger than we are and have greater financial resources than we do. We believe we can compete effectively with our competitors because our planned community and resorts are unique.  There is no assurance, however, that our ability to develop and market AEGEA successfully will not be impacted by competition that now exists or may later develop.

Research and Development

We have spent a total of approximately $357,825 for research and development purposes in 2012 and 2013 in connection with the proposed AEGEA resort. Future research and development expenses are dependent upon our ability to raise additional working capital.

Patents and Trademarks

We own the trademark for “AEGEA” and “AEGEA World Resort”. These trademarks are registered in the United States.

Employees

We presently have three full-time employees, Keith Duffy our Chief Executive Officer, Scott Duffy our Executive Vice President and Chief Operating Officer and Jeffrey Cohen our Executive Vice President and Chief Marketing Officer and three part-time employees and contractor.  We are dependent upon both Mr. Keith Duffy and Scott Duffy  for implementation of our proposed development and execution of our business plan.

Recent Developments

As previously reported, we entered into a Vacant Land Contract (the “Agreement”) on October 28, 2013 with an unrelated third party to acquire approximately 2,200 acres of land in South Florida for a price of $13,350,000.  We terminated this agreement on February 17, 2014 without cost or expense within the applicable feasibility study period as provided for in this agreement. We are reevaluating the timing of our land acquisitions to better align them with our available working capital, land development requirements and impact on our overall development plans.  In addition, we are in ongoing discussions with several investors and our investment banker who have shown an interest in investing in or raising capital for our company.  We are confident that we will be able to complete a financing transaction in the coming months that will enable us to begin the land acquisition phase of our development.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intends,” “plans,” “believes” and “projects”) may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Risks Related to Our Business

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated on November 29, 2007 and engaged in the buying and selling of sports and non-sports memorabilia and collectibles. We had difficulties developing this collectibles business, so on July 22, 2013 we acquired AEGEA, LLC and continued its business; namely, developing in South Florida an international mega-resort community and leisure destination seeking to attract guests from around the world.

Our future operations are contingent upon raising capital for the development of the AEGEA resort community and have incurred net losses since inception through December 31, 2013 of $2,013,756. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects. This limited operating history, and the unpredictability of the leisure and resort market described above, makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in this market. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive leisure industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We have a history of losses, our independent registered public accounting firm expressed doubts about our ability to continue as a going concern and we need additional capital to execute our business plan.

As of December 31, 2013, we had not yet achieved profitable operations. We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our independent registered public accounting firm, casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

We will require additional funds through the receipt of conventional sources of capital or through future sales of our securities, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. We expect our current cash on hand to be sufficient for planning activities for the next three months. There is no assurance we will be successful in raising additional capital or achieving profitable operations. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of issuance of shares of our common stock or convertible debt. These actions will result in dilution of the ownership of existing stockholders and may further dilute common stock book value, and that dilution may be material.

We have not entered into contracts for the properties that we intend to acquire which makes your investment more speculative.

Although we have a prepared a preliminary land acquisition plan which includes detailed market analysis, financial feasibility, business plan and other studies, plans to develop AEGEA and have identified the properties we want to acquire, we do not have any contracts for the purchase of this land.  Consequently, you will be unable to evaluate the transaction terms, location, and financial or operational data concerning the properties before we invest in them. In addition, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our efforts to assemble the real estate needed or our development and operation of those properties. You will be relying entirely on the ability of our management to identify properties, develop them and operate AEGEA upon its completion, if at all.

Competition with third parties for properties and other investments may result in our paying higher prices for properties which could reduce our profitability and our ability to pay interest or raise additional funds.

We compete with many other entities engaged in real estate investment activities and the development of resorts, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable properties, their development and operation, may increase. Any such increase would result in increased demand for these properties and increased prices. If competitive pressures cause us to pay higher prices for properties, our ultimate profitability may be reduced and the value of our properties may not appreciate or may decrease significantly below the amount paid for such properties. At the time we elect to dispose of one or more of our properties, we will be in competition with sellers of similar properties to locate suitable purchasers, which may result in us receiving lower proceeds from the disposal or result in us not being able to dispose of the property due to the lack of an acceptable return. This may result in loss of liquidity and have a material adverse effect on our business, financial condition and results of operations.

If we are unable to find or experience delays in finding suitable properties or developing them, we may need to abandon our plans to develop AEGEA.

Our ability to achieve our plans to develop AEGEA depends upon our performance in the acquisition and development of the real estate we plan to acquire. We may be delayed in entering into contracts for the purchase of real estate due to delays in raising funds, delays in negotiating or obtaining the necessary purchase documentation for properties, delays in locating suitable properties or other factors. Consequently, we cannot be sure that we will be successful in signing suitable contracts on financially attractive terms or that our plans to develop AEGEA will be achieved. These factors may have a material adverse effect on our business, financial condition and results of operations and delay our ability to execute our business plan.

If we do not raise substantial funds, we will be limited in the quantity and type of real estate we may place under contract, and our ability to obtain future financing and fully develop AEGEA may not be achieved.

If we do not raise the funds we need to complete the purchase of the real estate we have indentified for development of the AEGEA development, we will enter into fewer contracts for the purchase of real estate and not complete all aspects of our planned initial phase of the AEGEA development. In that case, our ability to obtain future financing and complete the development of all or various phases of AEGEA as we originally envisioned may not be achieved.

We depend highly on our current executive officers whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

We rely heavily on the expertise, experience and continued services of Scott M. Duffy and Keith F. Duffy. We presently do not have an employment agreement with either of them and there can be no assurance that we will be able to retain them or, should one of them choose to leave us for any reason, to attract and retain a replacement or additional key executives. The unexpected loss of one of them may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

Economic and regulatory changes that impact the development of the resort and the travel and tourism industry may reduce our net income and the value of our business.

Our proposed development plans will be subjected to the risks associated with the development, ownership and operation of a resort, including but not limited to:

•	The availability of tax and other governmental incentives to develop the resort or future regulation requiring us to expend funds to comply with such regulation;

•	Our inability to obtain all necessary regulatory approvals to develop the resort;

•
A decline in economic activity in the U.S. and other regions of the world where we may attract guests can adversely affect demand for our proposed resort, thus reducing our expected revenue and earnings;

•
Changes in public and consumer tastes and preferences for entertainment and consumer products could reduce demand for our entertainment offerings and products and adversely affect the profitability of our proposed resort;

•
Adverse affects as a result of a variety of factors beyond our control, including: adverse weather conditions arising from short-term weather patterns or long-term change, catastrophic events or natural disasters (such as excessive heat or rain, hurricanes, and floods), health concerns, international, political or military developments and terrorist attacks;

•	rising expenses at both the property and the company level could reduce our net income and our cash available for payment of principal and interest on our debts;

•	any uninsured losses or high insurance premiums will reduce our net income and the amount of our available cash to pay interest on our debts;

•
increases in competition in our proposed resort from alternative providers of the products and services we plan to offer from other forms of entertainment, lodging, tourism and recreational activities; and

•	changes in laws and government regulations, including those governing real estate usage, zoning and taxes.

Some or all of the foregoing factors may affect our proposed development plans, which would reduce our net income, and our ability to pay principal and interest on our debts.

Our intellectual property rights are valuable, and any inability to protect them could adversely affect our business.

Our intellectual property, including our trademarks and domain names and other proprietary rights, are valuable to us. To protect our intellectual property rights, we rely upon a combination of trademark, trade secret and unfair competition laws of the United States, as well as contract provisions and third-party policies and procedures governing internet/domain name registrations. However, there can be no assurance that these measures will be successful in any given case. We may be unable to prevent the misappropriation, infringement or violation of our intellectual property rights, breach of any contractual obligations to us, or independent development of intellectual property that is similar to ours, any of which could reduce or eliminate any competitive advantage we have developed, adversely affect our proposed development of AEGEA or otherwise harm our business.

Our substantial indebtedness could adversely affect our financial health.

Our business plan envisions raising a significant amount of additional indebtedness in order to finance our acquisition of real estate and the development of the AEGEA resort. Our substantial indebtedness could have important consequences to our shareholders. For example, it could:

•	make it more difficult for us to satisfy our obligations with respect to our debt;
•	increase our vulnerability to general adverse economic and industry conditions;
•
require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds.

To service our debt, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our debt and to fund the implementation of our business plan will depend on our ability to raise cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings or the proceeds from the offering of our securities will be available to us in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt, on commercially reasonable terms or at all.

We may be unable to identify and complete purchases of real estate on favorable terms or at all.

We have identified certain parcels of real estate we intend to acquire in order to develop our planned resort. Our ability to acquire this real estate on favorable terms may be subject to the following significant risks:

•	we may be unable to acquire a desired property because of competition from other real estate investors with significant capital;
•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•
even if we enter into agreements for the acquisition of properties we have identified, these agreements are typically subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may be unable to finance acquisitions on favorable terms or at all; and
•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

If we cannot complete property acquisitions on favorable terms, our financial condition, results of operations, cash flow, cash available for distribution and ability to satisfy our debt service obligations could be materially adversely affected.

We may not have the ability to raise the funds necessary to finance the purchase of real estate and we may lose our deposits.

We intend to raise funds to purchase the real estate we intend to develop as part of our plan to create the AEGEA resort.  We do not currently have sufficient working capital or commitments for working capital to close on these planned purchases nor do we know when we will be required to complete the intended purchases as we do not have any agreements to acquire the properties we plan to buy.  When the closing dates under the real estate contracts occur, we will be required to pay the balance of the purchase price not covered by our deposits in cash at closing. If we are unable to raise additional funds to finance the purchase of the real estate which we have under contract and have placed a deposit, we will not have sufficient funds at the time of closing to complete the purchase and will lose our deposit.

We may need additional capital in the future which could dilute the ownership of current stockholders or make our cash flow vulnerable to debt repayment requirements.

Historically, we have raised equity and debt capital to support our operations. To the extent that we raise additional equity capital, existing stockholders will experience a dilution in the voting power and ownership of their common stock, and earnings per share, if any, would be negatively impacted. Our inability to use our equity securities to finance our operations could materially limit our growth. Any borrowings made to finance operations could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings that are subject to interest rate fluctuations. Since our cash flow from operations is insufficient to meet our debt service requirements, we would have to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet debt service requirements. There can be no assurance that any financing will be available to us when needed or will be available on terms acceptable to us. Our failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on our growth prospects and our business, financial condition and results of operations.

RISK FACTORS RELATING TO OUR SECURITIES

There currently is only a minimal public market for our common stock. Failure to develop or maintain a trading market could negatively affect the value of our common stock and make it difficult or impossible for you to sell your shares.

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTCQB operated by the OTC Market’s Group, Inc. under the symbol “AEGA”. We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, we expect our common stock to remain eligible for quotation on the OTCQB, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your conversion price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or “risky” investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination, and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

There are potentially a large number of shares of common stock underlying our convertible debt and issuance of shares upon conversion of the convertible debt may cause immediate and substantial dilution to our shareholders.

There are potentially a large number of shares of our common stock that may be issued pursuant to our convertible debt. The issuance of shares upon conversion of the convertible debt may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although some of the selling stockholders may not convert their convertible debt if such conversion would cause them to own more than 4.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit.

The application of Rule 144 creates some investment risk to potential investors; for example, existing shareholders may be able to rely on Rule 144 to sell some of their holdings, driving down the price of the shares you purchased.

The SEC adopted amendments to Rule 144 which became effective on February 15, 2008 that apply to securities acquired both before and after that date. Under these amendments, a person who has beneficially owned restricted shares of our common stock for at least six months would be entitled to sell their securities provided that: (i) such person is not deemed to have been one of our affiliates at the time of, or at any time during the three months preceding a sale, (ii) we are subject to the Exchange Act periodic reporting requirements for at least 90 days before the sale and (iii) if the sale occurs prior to satisfaction of a one-year holding period, we provide current information at the time of sale.

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (80,306 shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

We do not pay dividends on our common stock.

We have not paid any dividends on our common stock and do not anticipate paying dividends in the foreseeable future. We plan to retain earnings, if any, to finance the development and expansion of our business.

GENERAL RISK STATEMENT

Based on all of the foregoing, we believe it is possible for future revenue, expenses and operating results to vary significantly from quarter to quarter and year to year. As a result, quarter-to-quarter and year-to-year comparisons of operating results are not necessarily meaningful or indicative of future performance. Furthermore, we believe that it is possible that in any given quarter or fiscal year our operating results could differ from the expectations of public market analysts or investors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 772 U.S. Highway One, Suite 200, North Palm Beach, FL 33408 where we lease a shared office facility at a monthly rental of $500.  Our lease term is month to month. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB and has traded under the symbol “AEGA”.  Prior to July 19, 2013, our symbol was “FVBC” and our stock was thinly traded. On April 3, 2014, the closing sale price for our common stock was $0.0601 on the OTCQB.  The following table sets forth the range of high and low bid prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year 2013	Bid High	Bid Low
October 1, 2013 to December 31, 2013	$2.55	$0.04
July 1, 2013 to September 30, 2013	6.00	0.95
April 10, 2013 to June 30, 2013	$2.00	$0.66

As of April 1, 2014, there were approximately 129 record holders, an unknown number of additional holders whose stock is held in “street name” and 117,112,619 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On September 30, 2013, we issued 1,000 shares of our Series B Convertible Preferred Stock to certain officers and directors of the Company valued at $2,150 based on the common stock quoted trading value of $2.15 at the grant date.  Each shares of Series B Preferred Stock is convertible into one share of our common stock.

In December 2013, we issued a convertible debenture in the amount of $10,000 and in December 2013 we issued two convertible debentures for the total sum of $50,000.  The holder has the right to convert the outstanding debt into shares of our Common Stock at a conversion price using our volume weighted average price of common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%.

In November 2013, the Company issued 10,000 shares of its common stock in exchange for $20,000 which reflected the quoted trading price of $2.00 per share on the date of purchase.
On December 12, 2013, we converted debt from these three convertible debentures totaling $60,000 and accrued interest of $194 into 824,573 shares of our common stock at the conversion rate of $0.073 per share per the terms of the debentures.

The issuances of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9) thereof.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●	“fiscal 2012” – February 3, 2012 through December 31, 2012
●	“fiscal 2013” - January 1, 2013 through December 31, 2013
●	“fiscal 2014” – January 1, 2014 through December 31, 2014

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

Our Financing and Land Acquisition Plans

We are in ongoing discussions with several investors and our investment banker who have shown an interest in investing in or raising capital for our company.  We are confident that we will be able to complete a financing transaction in the coming months that will enable us to begin the land acquisition phase of our development.  Based on these discussions, we are reevaluating the timing of our land acquisitions to better align them with our available working capital, land development requirements and impact on our overall development plans.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative consolidated financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the year ended December 31, 2013 and the period from February 3, 2012 (inception) to December 31, 2012. For comparative purposes, we are comparing the year ended December 31, 2013 to the the period from February 3, 2012 (inception) to December 31, 2012.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this report.

Revenue. No revenue has been generated from inception (February 3, 2012) to December 31, 2013.

Total Operating Expenses. Total operating expenses for fiscal 2013 increased $941,026 compared to fiscal 2012 primarily as a result a $921,258 increase in professional fees and a $140,265 increase in general and administrative expenses partially offset by a reduction of $120,497 in research and development expenses all of which have been incurred in connection with our development of a planned resort community in South Florida.

Net Loss. Our net loss during fiscal 2013 increased $1,222,940 compared to fiscal 2012 primarily as a result of changes in total operating expenses as discussed above and the lack of any revenue during the periods reported.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. We had a working capital deficit of $511,124 and $8,476 of cash and a $250,000 vacant land deposit as of December 31, 2013 and a working capital deficit of $44,774 and $0 of cash as of December 31, 2012. As a result, our current cash position is not sufficient to fund our cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $389,211 for the year ended December 31, 2013, compared to $220,685 for the period from inception (February 3, 2012) to December 31, 2012.  The increase of $168,526 was primarily a result of increases in accounts payable and accrued interest related to increased borrowings for working capital purposes.

Net cash used in investing activities was $249,828 for the year ended December 31, 2013, compared to $0 for the period from inception (February 3, 2012) to December 31, 2012 primarily as a result of a deposit we made on a vacant land contract.

Net cash provided by financing activities during the year ended December 31, 2013, was $647,515 compared to $220,685 for the period from inception (February 3, 2012) to December 31, 2012. Cash provided by financing activities were primarily a result of the proceeds from convertibles debenture issued to a third party, short-term payables, capital contributions and borrowings from a line of credit from a related party.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue development of our planned resort community and our ability to control costs. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our resort development plans. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.  While we are in discussions with investors and our investment banker who have shown an interest in investing in or raising capital for our company, we have no arrangements or plans currently in effect and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to develop AEGEA.

We do not currently have any contractual restrictions on our ability to incur debt and, accordingly we could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict our operations.

As of December 31, 2013 we had total current liabilities of $769,600 which included $597,557 of indebtedness, net of discounts and premiums of $2,294. and accrued interest due with maturities ranging from on demand to December 2014.  Our indebtedness carries interest rates ranging from 0% to 32% per annum.

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The Report of Independent Registered Public Accounting Firm  included in our audited consolidated financial statements for the year ended December 31, 2013 and the period from February 3, 2012 (inception) to December 31, 2012, and the period from February 3, 2012 (inception) to December 31, 2013 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to recurring losses from operations, a working capital deficit, a stockholders’ deficit and no revenues. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

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

Revenue Recognition

We had no revenue during the three months ended December 31, 2013. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.  Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

 Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. As of December 31, 2013 we have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F - 1 through F - 15 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our consolidated financial statements and related information. Management uses its best judgment to ensure that the consolidated financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

 Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

 Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2013. We have identified the following material weaknesses as of December 31, 2013:

1. Management does not have procedures implemented to identify the proper application of generally accepted accounting principles related to debt instruments issued.

2. Management has not implemented procedures to identify and properly monitor the identification of liabilities that required to be accrued at the end of a reporting period.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above:

•
Management has begun the development and implementation of policies and procedures for reviewing and monitoring the application of generally accepted accounting principles related to debt instruments issued.  Policies and procedures are already in place for properly recording debt instruments.

•
Management has begun the development and implementation of policies and procedures which include use of a checklist that will be monitored and reviewed on a periodic basis to identify and record liabilities on a timely basis as they occur to make sure they are recorded accurately.  The procedures will include a search for unrecorded liabilities on a quarterly basis.  Management currently monitors liabilities by checking them against the accounts payable register to make sure they are legitimate and recorded properly.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by December 31, 2014.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's Report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management's Report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Keith F. Duffy	53	Chief Executive Officer and Director
Scott M. Duffy	53	Executive Vice President, Chief Operating Officer and Director
Lou J. Fuoco, CPA	50	Executive Vice President, Chief Financial Officer and Director
Jeffrey A. Cohen	56	Executive Vice President and Chief Marketing Officer
Michael Lingerfelt	57	Executive Vice President – Architecture and Engineering
Carran Schneider	54	Director
Michael Fendley	64	Director
David Zajac	63	Director

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board. All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors.

Keith F. Duffy, has been our President and Chief Executive Officer and a director since our inception in February 2012.  Mr. Duffy is integral to assisting us in developing the leisure and entertainment business plans of AEGEA and the contributions he can make to our strategic direction.  Mr. Duffy, along with his brother Scott M. Duffy, is the co-founder of AEGEA LLC and has been its managing member since its inception in February 2012.  Since early 2010, Mr. Duffy has primarily been involved in the process of developing alternative concepts, assembling the land sites and negotiating acquisition terms, generating the support of local and state officials and identifying a team of experienced professionals and vendors necessary for development of the planned AEGEA resort and theme park. Mr. Duffy has over twenty-five years of experience in consumer marketing, management, promotion, information technology, operations, strategic planning, distribution, sales development and statistical analysis.  Mr. Duffy is integrally involved in every aspect of the business of AEGEA.

Since 2003, Mr. Duffy has been engaged as a managing principal and in raising capital for a number of companies he founded including two bank holding companies, an owner of petroleum station properties, a fast food company and commercial real estate development companies.  From August 1996 to 2006, Mr. Duffy was the president and founder of White Eagle Financial Corp., a financial services company that assisted start-up companies in raising capital and acquisitions, primarily in the banking industry.  During this time period, Mr. Duffy was also involved in management of a bank holding company that engaged primarily in the issuance of sub-prime credit cards.  From March 1986 to July 1996 Mr. Duffy held management positions at financial institutions as an asset liability manager and senior operations officer responsible for financial analysis of bank operations and loan portfolio, investment portfolio management, operations, capital raising, marketing and development and management of mortgage lending operations.    From June 1982 to April 1986, Mr. Duffy held accounting and finance positions with companies engaged in aviation and real estate syndications.  None of these entities is a parent, subsidiary or affiliated with Aegea, Inc.  Mr. Duffy is not and has not been for the prior five years, a director of any other entity with securities registered pursuant to section 12 of the Exchange Act or any company registered under the Investment Company Act of 1940.

Mr. Duffy attended Wake Forest University and Rollins College, where he earned a B.A. in Business Administration and Mathematics in 1982.

As the Chief Executive Officer of our company, Mr. Duffy brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Scott M. Duffy has been our Executive Vice President, Chief Operating Officer and a Director since our inception in February 2012.  Along with his brother Keith F. Duffy, Scott M. Duffy is a co-founder of AEGEA and has been the primary creative force behind AEGEA since early 2010. Since that time Mr. Duffy has primarily been involved in the process of developing alternative concepts, assembling the land, generating the support of local officials and identifying a team of experienced professionals and vendors to ensure the success of AEGEA. Mr. Duffy has over twenty-five years of experience in consumer marketing, management, promotion, information technology, operations, strategic planning, distribution, sales development and statistical analysis.  Over his career he has been instrumental in building sales and increasing profitability though optimizing core competencies.  As Senior Vice President, Operations and Administration at Globe Marketing Services, from 1994 through 1999, he was responsible for planning and coordinating the activities of the sales force and the internal management and support staff to meet corporate sales objectives.  As Newsstand Circulation Director at American Media from 1999 through 2003, one of the largest publishers in North America, he was responsible for the $545 million retail sales division representing over 800 million copies to point of sale annually, overseeing both international and domestic distribution.  In 2003 he co-founded Energis Petroleum, LLC, a company involved in purchasing and operating petroleum stations.  Mr. Duffy was a co-founder and principal in a number of real estate development projects beginning in 2006. He attended Wake Forest University and Rollins College, where he earned a B.A. in Business Administration and Mathematics in 1982.

As the Chief Marketing Officer of our company, Mr. Duffy brings our board his considerable experience in the strategic planning and growth of companies and qualifies him to continue to serve as a director or our company.

Lou J. Fuoco, CPA, has been our Executive Vice President, Chief Financial Officer and a Director since July 29, 2013.  Mr. Fuoco has been Managing Partner, Chairman and Chief Executive Officer of the Fuoco Group since 1996.  Fuoco Group, headquartered in Hauppauge, NY with offices in Long Island, New York City, North Palm Beach, Boca Raton and Miami, is a diversified financial services firm specializing in accounting, consulting, and tax planning.  In addition, his firm offers services in forensic accounting, IT consulting and implementation, health care management, and commercial financing.  During his tenure, Mr. Fuoco launched a multi-year strategic plan, acquiring 9 accounting firms, a fraud-forensic firm, a technology company and forming two additional consulting groups, joined forces with BDO Seidman, the fifth largest accounting firm in the world as an independent alliance member and forged strategic alliances with many ancillary service groups.  As a major sponsor to the Long Island Tech Mall, Mr. Fuoco and his companies are involved in creating and supporting innovation and entrepreneurship on Long Island.  He attended St. John’s University where he obtained a B.S. in Accounting in 1986.  Mr. Fuoco is an active participant in various civic, charitable and professional associations in both Florida and New York.

As the Chief Financial Officer of our company, Mr. Fuoco brings our board his considerable experience in financial planning and qualifies him to continue to serve as a director or our company.

            Jeffrey A. Cohen has been our Chief Marketing Officer since July 29, 2013 and previously was an advisor to our company since 2012. Mr. Cohen has over thirty years of innovative marketing, advertising and promotion for launching companies and products. Since July, 2011, he has been the global CMO and part of the executive management team of Mona Vie, a privately held direct sales company with revenues in excess of $1 billion, and the leader in premium nutrition products, health and wellness. He is responsible for the development and implementation of fully integrated marketing strategies, specifically targeting new global business providing worldwide branding, corporate marketing, country specific marketing, product marketing, communications and distributor relations.   From May 2010 through June 2011, Mr. Cohen was Chief Marketing Officer of ISB.  From April 2010 through May 2011 Mr. Cohen was Chief Marketing Officer of SIGNiX and from January 2009 through May 2010 he was Chief Marketing Officer of ZMAGS.

            He was recently selected to the ExecRank CMO of the Year in 2012 at #35, competing among 15,000 of the Fortune 1000 multi-national corporations in the world, where he represented MonaVie, the highest ranked direct sales organization.  Prior to his role at MonaVie, he was the chief strategist and CMO at ISB, a unique multi-platform marketing and entertainment company providing expert brand strategy and brand commercialization consultancies managed by a distinguished team of venture capitalists, entrepreneurs and Fortune 500 executives. ISB delivers leading business thinkers, current affairs experts, acclaimed authors, renowned public figures, and celebrated entertainers.

          Prior to this, he was with SIGNiX digital signatures, the standard digital signature solution where millions of signers at security-minded businesses, governments and cloud services around the world are using to automate their signature-dependent processes over the physical signature and paper trail. He also helped launch Zmags, a digital publishing solution for companies who want to offer their customers consistent brand and commerce experiences across all digital channels.

           Mr. Cohen has held a series of appointments, including a four year period on The United States Olympic Committee, and is a graduate of the University of Missouri, School of Journalism.

Michael Lingerfelt, FAIA LEED AP has been our Executive Vice President in charge of Architecture and Engineering since July 29, 2013, is an accomplished architect, senior executive and leader with over 33 years of proven experience in design and project delivery with large, complex projects working with multi-disciplined design teams.  To date, he has built over $3.6 billion in hard construction.  His experience includes over 15 years as Project Director of Architecture and Engineering for Walt Disney World Imagineering, Design Manager for Marriott Corporation and an architect working with a diversity of industries such as health care, education, and retail.  Some of the companies he has worked with include Darden Restaurants, Chick-fil-A, and TD Bank.  During his tenure at Walt Disney World, Mr. Lingerfelt was an integral part of the team that created a number of theme park attractions, from concept development and design to construction management, including Mission: Space, Rock’n Roller Coaster, Buzz Lightyear, Mickey’s Toontown Fair, and The Disney MGM Studios – Paris Theme Park Production/Attraction Studios.  He was the architect of record for Disney’s Animal Kingdom theme park, Expedition Everest, DinoRama, Mickey’s PhilharMagic, The Many Adventures of Winnie the Pooh and New Tomorrowland.

            Mr. Lingerfelt served as the 2011 President of the Florida Association of the American Institute of Architects (AIA) and has been a resource for communities that have been devastated by natural disasters.  In this regard, he has been a member of the AIA’s Disaster Assistance Committee since 2007 and is currently the Chairperson.  He represented the AIA at FEMA’s Emergency Management Institute’s Strategic Plan 2009 – 2014 Focus Group, participated in the Haiti Rebuilding Summits (2010 and 2011) and has been a California Emergency Management Agency Safety Assessment Program (SAP) Trainer since 2008.  To date he has trained over 1,379 architects, engineers, building officials and inspectors in Alabama, Arkansas, Florida, Georgia, Louisiana, Maryland, Mississippi, New Jersey, Puerto Rico, South Carolina, Tennessee, Texas and the U.S. Virgin Islands.  He has provided safety assessment evaluations after Birmingham, Alabama (2011), Hurricane Katrina in New Orleans, Louisiana (2005), Northridge, California earthquake (1994) as well as fire and flood assessments in California.  Mr. Lingerfelt is also the co-founder of the AIA’s Retail and Entertainment Knowledge Community Advisory Group.

            In 2012, Mr. Lingerfelt was elevated into the prestigious American Institute of Architects College of Fellows for his efforts in advocating that architects should serve the public surrounding a disaster.  The Fellowship Program was developed to elevate those architects who have made a significant contribution to architecture and society and who have achieved a standard of excellence in the profession.  Election to fellowship not only recognizes the achievements of architects as individuals, but also their significant contribution to architecture and society on a national level.  Out of a total AIA membership of over 80,000, only 3,000 members are distinguished with this honor.  He received a Bachelor Degree in Architecture from the University of Texas at Austin and a Masters Certificate in Virtual Design and Construction from Stanford, University.

Carran Schneider, C.P.A., has been a Director of our company since July 29, 2013 and has been a financial and business advisor to us since our formation in 2012.  Ms. Schneider has over twenty-five years of experience in accounting, finance, management, and systems. She is currently the Vice President of Finance for Rollins, Inc., a NYSE company with 2013 revenues in excess of $1.3 billion, where she is responsible for all Finance, Accounting, Treasury, Planning, SEC Reporting, and Payroll functions, and oversees a staff of more than 75 professional and clerical employees. She has been with Rollins in positions of increasing responsibility since 1994.  In this time she has spearheaded numerous projects to improve business processes, resulting in millions of dollars in cost-savings. Prior to joining Rollins, Inc., she served in various accounting management and controller positions at public and private companies.  She began her accounting career at Deloitte LLP, an international audit, financial advisory, tax and consulting firm.  She graduated from the University of Houston, Magna Cum Laude, with a Bachelor’s of Business Administration in Accounting.  In addition, she has been an active owner of several startup companies with revenues up to $12 million.

As an accounting and business professional, Ms. Schneider brings our board her considerable experience in finance, accounting, strategic planning and growth of companies and qualifies her to continue to serve as a director or our company.

Michael Fendley has been a director of our company since July 29, 2013.  Mr. Fendley has a diverse background in real estate development and financial consulting.  From January 2013 through the present Mr. Fendley has developing real estate including a project in Bismarck, Arkansas.  From December 1996 through December, 2012 Mr. Fendley was co-founder and owner of Robinson Fendley Financial Consultants, a licensed real estate and business brokerage company, which provided CFO consulting, health care consulting, bank consulting, and merger and acquisition consulting.  CFO consulting includes serving as interim CFO, establishing accounting systems, human resources training, and computer modeling.  Health care consulting includes financial modeling, handling Medicare billing reviews, documenting employee duties, and reorganizing staff for efficiency.  Bank consulting includes profitability improvement studies, strategic planning, recruiting, bank asset/liability management, credit analysis, training of bank commercial lenders and originating SBA loans.  Mr. Fendley has a BSBA Accounting Degree from Henerson State College in Arkansas.

As a real estate developer and financial consultant, Mr. Fendley brings our board his considerable experience in the real estate development, finance and strategic planning and qualifies him to continue to serve as a director or our company.

David Zajac has been a director of our company since October 1, 2013 and has been the Chief Executive Officer and President of American Metal Fabricators, Inc. since December 2011, JDS Building Products, Inc. since 2007 and U.S. Powergolf, Inc. since 2010, all of which are located in West Palm Beach, Florida.  From 2002 to 2010, Mr. Zajac was the Chief Executive Officer and President of WeatherGuard Building Products, Inc., an aluminum fabricator and supplier of hurricane shutters, aluminum railing, fences and grills located in West Palm Beach, Florida.

As an executive of a building supply company, Mr. Zajac brings our board his considerable experience in the real estate construction business and qualifies him to continue to serve as a director or our company.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

The Board does not have standing audit, compensation or nominating committees. The Board does not believe these committees are necessary based on the size of our company, the current levels of compensation to corporate officers and voting control lies with our current board of directors. The Board will consider establishing audit, compensation and nominating committees at the appropriate time.

The entire Board of Directors participates in the consideration of compensation issues and of director nominees. Candidates for director nominees are reviewed in the context of the current composition of the Board and our operating requirements and the long-term interests of our stockholders. In conducting this assessment, the Board of Directors considers skills, diversity, age, and such other factors as it deems appropriate given the current needs of the Board and our company, to maintain a balance of knowledge, experience and capability.

The Board’s process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of our directors have come to understand that in today’s business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive any compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 with the exception of Mr. Keith F. Duffy who filed a Form 3 late and which contained an error and a Form 4 covering one transaction, Scott M. Duffy who filed a Form 3 late and which contained an error and a Form 4 covering one transaction, Mr. Fuoco who filed a Form 3 late and which contained an error and omitted a beneficial owner, Mr. Cohen who filed a Form 3 late, Mr. Lingerfelt who filed a Form 3 late, Ms. Schneider who filed a Form 3 late and a Form 4 covering one transaction, Mr. Fendley who filed a Form 3 late and Mr. Zajac who filed a Form 3 late.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2013; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2013 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2013. Compensation information is shown for the fiscal years ended June 31, 2013 and 2012:

SUMMARY COMPENSATION TABLE
 .

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards	All Other Compensation ($)	Total ($)

Keith F. Duffy, Chief Executive Officer	2013	120,000(1)	0	0	120,000
	2012	0	0	0	0

Scott M. Duffy, Executive Vice President and Chief Operating Officer	2013	120,000(1)	0	0	120,000
	2012	0	0	0	0
_______________

 (1) Mr. Keith Duffy and Scott Duffy waived their rights to receive compensation they earned in 2013 and we accounted for such amounts as an expense with an offset to our contributed capital.

Employment Agreements with Executive Officers

We have no employment agreements with any of our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2013:

With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;
●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
●	the exercise price of such option; and
●	the expiration date of such option; and
●	with respect to each stock award -
●	the number of shares of our common stock that have been earned but have not vested;
●	the market value of the shares of our common stock that have been earned but have not vested;
●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Option Awards and Warrant Awards

	Number of	Number of	Equity Incentive
	Securities	Securities	Plan Awards:
	Underlying	Underlying	Number of	Weighted
	Unexercised	Unexercised	Securities Underlying	Average
	Options	Options	Unexercised	Exercise	Expiration
Name	Exercisable	Unexercisable	Unearned Options	Price	Date
Keith F. Duffy	0	0	0	$-
Scott M. Duffy	0	0	0	$-

Stock Awards

				Equity Incentive
				Plan Awards:
			Number	Market or
	Number of	Market Value	of Unearned	Pay-Out Value of
	Shares That	of Shares That	Shares That	Unearned Shares
Name	Have Not Vested	Have Not Vested	Have Not Vested	Have Not Vested
Keith F. Duffy	0	$-	0	$-
Scott M. Duffy	0	$-	0	$-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of April 1, 2014 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care of AEGEA, Inc., 772 U.S. Highway One, Suite 200, North Palm Beach, FL 33408. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Preferred Stock(1)

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Keith F. Duffy(2)	260	26.0%
Scott M. Duffy(3)	260	26.0%
Lou J. Fuoco, CPA	0	0%
Jeffrey A. Cohen	0	0
Michael Lingerfelt	0	0
Carran Schneider(4)	320	32.0%
Michael Fendley	0	0
David Zajac	0	0
All Officers and Directors as a Group (eight persons)	840	84.0%
5% Shareholders
Dee Investment Management, LLC(5)	160	16.0%

_____________________

(1)
Based on 1,000 shares of Series B Convertible Preferred Stock outstanding.  Each share is entitled to vote, on a one for one million basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote and each share is convertible into one share of our common stock.

(2)
Keith F. Duffy, the Company’s Chief Executive Officer and a Director beneficially owns 260 shares of the Series B Preferred stock owned by Ancient Investments, LLC ("Ancient Investments"). Ancient Investments owns 520 shares of the Series B Preferred stock and Keith Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(3)
Scott M. Duffy, the Company’s Executive Vice President, Chief Operating Officer and a Director beneficially owns 260 shares of the Series B Preferred stock owned by Ancient Investments. Ancient Investments owns 520 shares of the Series B Preferred stock and Scott Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(4)	Carran Schneider, a Director of the Company, beneficially owns the 320 shares of the Series B Preferred Stock owned by Schneider Family Ventures, LLC.
(5)
Edison Godoy and Denia Godoy, as Trustees of the Godoy Tenancy by the Entireties Trust dated June 13, 2013, have voting and dispositive control over securities held by Dee Investment Management, LLC whose address is 4623 Forest Hills Blvd., Suite 108-1, West Palm Beach, FL 33415.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Keith F. Duffy(2)	26,345,000	22.5%
Scott M. Duffy(3)	26,345,000	22.5%
Lou J. Fuoco, CPA(4)	2,344,223	2.0%
Jeffrey A. Cohen(5)	13,333	*
Michael Lingerfelt	-	-
Carran Schneider(6)	15,400,000	13.1%
Michael Fendley	-	-
David Zajac(7)	2,500,921	2.1%
All Officers and Directors as a Group (eight persons)	72,799,556	62.3%
5% Shareholders
Dee Investment Management, LLC(7)	12,904,667	11.0%

* less than 1%.
________________

(1)	Based on 117,112,619 shares outstanding.

(2)
The number of shares owned by Keith Duffy includes 26,345,000 shares owned by Ancient Investments and excludes 260 shares of Series B Convertible Preferred Stock reflected in the table above. Ancient Investments owns 52,690,000 shares of the Company’s common stock  and Keith Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(3)
The number of shares owned by Scott Duffy includes 26,345,000 shares owned by Ancient Investments and excludes 260 shares of Series B Convertible Preferred Stock reflected in the table above. Ancient Investments owns 52,690,000 shares of the Company’s common stock  and Scott Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(4)
The number of shares owned by Mr. Fuoco include 69,223 shares owned directly, 100,000 shares held by Mr. Fuoco's son, 100,000 shares held by Mr. Fuoco’s daughter, 75,000 shares held by Mr. Fuoco’s wife and 2,000,000 shares held by SE Florida Ventures, LLC which owns 4,000,000 shares of the Company's common stock. Mr. Fuoco has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by SE Florida Ventures, LLC and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(5)	The number of shares owned by Mr. Cohen includes 10,000 shares owned directly and 3,333 shares held by Mr. Cohen's wife,

(5)
The number of shares owned by Ms. Schneider includes 15,400,000 shares owned by Schneider Family Ventures, LLC which is owned or controlled by Ms. Schneider who has voting and dispositive control over the securities owned by this entity and excludes 320 shares of Series B Convertible Preferred Stock reflected in the table above.

(6)
Shares beneficially owned by Mr. Zajac includes 61,505 shares held directly, 100,000 shares held by Mr. Zajac’s wife, 200,000 shares held by Mr. Zajac’s children, 139,416 shares held by American Metal Fabricators, Inc. and 2,000,000 shares by SE Florida Ventures, LLC which owns 4,000,000 shares of the Company’s common stock. Mr. Zajac has a pecuniary interest in and exercises voting and dispositive control over 100% of the Company’s common stock owned by American Metal Fabricators, Inc. and 50% of the Company’s common stock owned by SE Florida Ventures, LLC and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(7)
Edison Godoy and Denia Godoy, as Trustees of the Godoy Tenancy by the Entireties Trust dated June 13, 2013, have voting and dispositive control over securities held by Dee Investment Management, LLC whose address is 4623 Forest Hills Blvd., Suite 108-1, West Palm Beach, FL 33415.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

We have specified the following transactions involving related parties with ending balances as of December 31, 2013 and 2012 or that occurred in fiscal 2013 and 2012:

An entity in which a member of our board of directors is a member of performed services for the Company in 2012.  The entity received shares of our common stock valued at $90,291 in exchange for their services.

Short-term loans were received from directors of the Company or corporations owned by directors of the Company totaling $160,000 as of December 31, 2013.

At December 31, 2013 the line of credit payable to related party member was $250,000 and accrued interest was $81,851, and at December 31, 2012 the line of credit payable was $220,029 and accrued interest was $30,314.

Rent expense of $6,000 was recognized at December 31, 2013 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution based on rent for similar space in the local area. Two officers contributed their time valued at $120,000 each and another officer contributed time and consulting services valued at $49,962 for the year ended December 31, 2013. The Company recognized a total of $295,962 in contributed service expense for the year ended December 31, 2013. The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal year ended December 31, 2013 and by BF Borgers CPA PC for the fiscal year ended December 31, 2012.

	2013	2012

Audit Fees	$26,900	$10,700
Audit-Related Fees	7,100	-
Tax Fees	-	-
All Other Fees	-	-
Total	$34,000	$10,700

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements

The consolidated financial statements and Report of Independent Registered Public Accounting Firm are listed in the “Index to Financial Statements and Schedules” on page F - 1 and included on pages F - 2 through F - 15.

	2.
Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the “Commission”) are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

	3.	Exhibits (including those incorporated by reference).

Exhibit No.	Description

3.1(a)
Amended and Restated Articles of Incorporation of Forever Valuable Collectibles, Inc. (Incorporated herein by reference to Appendix A as part of the Company’s Schedule 14C filed with the Commission on July 2, 2013).

3.1(b)
Certificate of Designation of Series A Convertible Preferred Stock (Incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2013).

3.1(c)	Certificate of Designation of Series B Preferred Stock (Incorporated herein by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K as filed with the Commission on October 4, 2013).
3.2	Bylaws (Incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 as filed with the Commission on January 30, 2008).
10.1
Amended and Restated Articles of Incorporation of Forever Valuable Collectibles, Inc. (Incorporated herein by reference to Appendix A as part of the Company’s Schedule 14C filed with the Commission on July 2, 2013).

10.2	Amended and Restated Share Exchange Agreement (Incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Commission on June 12, 2013).
10.3+	Vacant Land Contract (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Commission on November 1, 2013).
21.1*	Subsidiaries.
31.1*	Section 302 Certificate of Chief Executive Officer.
31.2*	Section 302 Certificate of Principal Financial and Accounting Officer.
32.1*	Section 906 Certificate of Chief Executive Officer and Principal Financial and Accounting Officer.
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Extension Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
__________________

 + Portions of this agreement have been omitted and redacted and separately filed with the Securities and Exchange Commission.
* Filed herewith.
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of this Annual Report on Form 10-K for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEGEA, Inc.

Date: April 11, 2014	By:	/s/ Keith F. Duffy
Keith F. Duffy, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith F. Duffy	Chief Executive Officer and Director (principal executive officer)	April 11, 2014
Keith F. Duffy

/s/ Lou J. Fuoco
Lou J. Fuoco	Chief Financial Officer (principal financial and accounting officer)	April 11, 2014

/s/ Scott M. Duffy
Scott M. Duffy	Director	April 11, 2014

/s/ Carran Schneider
Carran Schneider	Director	April 11, 2014

/s/ Michael Fendley
Michael Fendley	Director	April 11, 2014

/s/ David Zajac
David Zajac	Director	April 11, 2014

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED
FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

CONTENTS

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012	F-4

Consolidated Statement of Operations - For the year ended December 31, 2013, for the period February 3, 2012 (inception) to December 31, 2012, and for the period February 3, 2012 (Inception) to December 31, 2013
F-5

Consolidated Statement of Changes in Stockholders’ Deficit - For the year ended December 31, 2013, for the period February 3, 2012 (inception) to December 31, 2012, and for the period February 3, 2012 (Inception) to December 31, 2013
F-6

Consolidated Statement of Cash Flows - For the year ended December 31, 2013, for the period February 3, 2012 (inception) to December 31, 2012, and for the period February 3, 2012 (Inception) to December 31, 2013
F-7

Notes to Consolidated Financial Statements	F-8 - F-15

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
AEGEA, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of AEGEA, Inc. and subsidiaries (a development stage company) as of December 31, 2013 and 2012 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year ended December 31, 2013, the period from February 3, 2012 (inception) to December 31, 2012, and for the period from February 3, 2012 (inception) to December 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AEGEA, Inc and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended December 31, 2013, the period from February 3, 2012 (inception) to December 31, 2012 and for the period from February 3, 2012 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations of $1,618,348 and $389,211 for the year ended December 31, 2013 and as of December 31, 2013, has a working capital deficit, stockholders’ deficit and deficit accumulated during the development stage of $511,124, $511,124 and $2,013,756 respectively, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SALBERG & COMPANY, P.A.
SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 11, 2014

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
ASSETS	2013	2012
Current Assets:
Cash	$8,476	$-
Vacant land deposit	250,000	-

Total current assets	258,476	-

Total Assets	$258,476	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Bank overdraft	$-	$656
Accounts payable	140,986	37,528
Accrued expenses	27,288	6,590
Short-term loan - related parties	160,000	-
Convertible debenture payable, net of premium and discount	105,706	-
Accrued interest	3,769	-
Line of credit - related party	250,000	-
Accrued interest - related party	81,851	-

Total current liabilities	769,600	44,774

Accrued interest - related party	-	30,314
Line of credit - related party	-	220,029

Total Liabilities	769,600	295,117

Preferred stock 100,000,000 shares authorized, no par value,
200,000 convertible Series A shares designated, none issued and
outstanding at December 31, 2013 and December 31, 2012	-	-
1,000 convertible Series B shares designated, 1,000 issued and outstanding at December 31, 2013 and none issued or outstanding
at December 31, 2012	2,150	-
Common stock; 1,000,000,000 shares authorized, no par value;
117,112,619 and 94,000,000 shares issued and outstanding at
December 31, 2013 and December 31, 2012, respectively	894,506	100,291
Additional paid in capital	605,976	-
Deficit accumulated during the development stage	(2,013,756)	(395,408)

Total stockholders' deficit	(511,124)	(295,117)

Total liabilities and stockholders' deficit	$258,476	$-

The accompanying notes are an integral part of these consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		FEBRUARY 3,	FEBRUARY 3,
		2012	2012
	YEAR	(INCEPTION)	(INCEPTION)
	ENDED	TO	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2013	2012	2013

OPERATING EXPENSES
General and administrative expenses	$180,027	$39,762	$219,789
Professional fees	1,007,429	86,171	1,093,600
Research and development expenses	118,664	239,161	357,825

Total operating expenses	1,306,120	365,094	1,671,214

NET INCOME (LOSS) FROM OPERATIONS	(1,306,120)	(365,094)	(1,671,214)

Other income (expense)
Interest	(272,522)	(30,314)	(302,836)
Interest amortization of debt discount	(39,706)	-	(39,706)

Total other expenses	(312,228)	(30,314)	(342,542)

NET LOSS	$(1,618,348)	$(395,408)	$(2,013,756)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.02)	$(0.00)*	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (Basics and Diluted)	103,558,950	89,186,235	96,713,654

* Less than .01 per share

The accompanying notes are an integral part of these consolidated financial statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2013, the Period from February 3, 2012 (Inception) to
December 31, 2012, and the Period from February 3, 2012 (Inception) to December 31, 2013

							Deficit Accumulated During Development Stage
	Preferred Stock			Common Stock		Additional paid in Capital		Total Stockholders' Deficit
	Series A	Series B
	Shares	Shares	Amount	Shares	Amount
Balance, Inception
(February 3, 2012)	-	-	$-	-	$-	$-	$-	$-

Founder shares issued for services	-	-	-	88,470,000	10,000	-	-	10,000

Shares issued to consultant for services	-	-	-	5,530,000	90,291	-	-	90,291

Net loss, Inception (February 3, 2012) to December 31, 2012	-	-	-	-	-	-	(395,408)	(395,408)

Balance, December 31, 2012	-	-	-	94,000,000	100,291	-	(395,408)	(295,117)

Capital contributions	-	-	-	-	-	50,200	-	50,200

Recapitalization	-	-	-	21,000,000	-	4,814	-	4,814

Common shares issued for services	-	-	-	200,000	490,000	-	-	490,000

Preferred series B shares issued for services	-	1,000	2,150	-	-	-	-	2,150

Common shares issued for convertible debt	-	-	-	1,902,619	284,215	-	-	284,215

Common shares issued for cash	-	-	-	10,000	20,000	-	-	20,000

Beneficial Conversion Feature on convertible debt	-	-	-	-	-	75,000	-	75,000

Put Premium reclassification on conversion of notes	-	-	-	-	-	180,000	-	180,000

Contributed rent and services	-	-	-	-	-	295,962	-	295,962

Net Loss, year ended December 31, 2013	-	-	-	-	-	-	(1,618,348)	(1,618,348)

Balance, December 31, 2013	-	1,000	$2,150	117,112,619	$894,506	$605,976	$(2,013,756)	$(511,124)

The accompanying notes are an integral part of these consolidated financial statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		FEBRUARY 3, 2012	FEBRUARY 3, 2012
	YEAR	(INCEPTION)	(INCEPTION)
	ENDED	TO	TO
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2013	2012	2013

Cash flows from operating activities

Net Loss	$(1,618,348)	$(395,408)	$(2,013,756)
Adjustments to reconcile net loss to net cash
used in operating activities:
Founder shares issued for services	-	10,000	10,000
Common and preferred shares issued for services	492,150	90,291	582,441
Contributed rent and services	295,962	-	295,962
Amortization of premium on stock settled debt	213,000	-	213,000
Amortization of beneficial conversion feature
discount from convertible debt	39,706	-	39,706
Shares issued for accrued interest	4,215	-	4,215
Loss on settlement of inventory	247	-	247

Changes in operating assets and liabilities:

Accounts payable	107,853	37,528	145,381
Accrued expenses	20,698	36,904	57,602
Accrued interest - debenture payable	3,769	-	3,769
Accrued interest - related party	51,537	-	51,537

Net cash used in operating activities	(389,211)	(220,685)	(609,896)

Cash flows from investing activities
Vacant land deposit	(250,000)	-	(250,000)
Acquisition of cash in recapitalization	172	-	172

Net cash used in investing activities	(249,828)	-	(249,828)

Cash flows from financing activities
Bank overdraft	(656)	656	-
Proceed from short-term loan payable	160,000	-	160,000
Proceed from convertible debentures	388,000	-	388,000
Proceed from line of credit - related party	39,971	220,029	260,000
Proceed from sales of common stock for cash	20,000	-	20,000
Proceed from capital contributions	40,200	-	40,200

Net cash provided by financing activities	647,515	220,685	868,200

Net increase in cash and cash equivalents	8,476	-	8,476

Cash and cash equivalents
Beginning of period	-	-	-

Cash end of period	$8,476	$-	$8,476

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Transfer of line of credit balance to equity	$10,000	$-	$10,000
Conversion of debt to equity	$280,000	$-	$280,000
Beneficial conversion feature on conversion of debt	$75,000	$-	$75,000
Recapitalization	$4,814	$-	$4,814

The accompanying notes are an integral part of these consolidated financial statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

\
NOTE 1: NATURE OF OPERATIONS, RECAPITALIZATION, AND GOING CONCERN

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

Aegea, Inc.’s acquisition of Aegea, LLC was accounted for as a recapitalization of Aegea LLC since the members of Aegea, LLC obtained voting and managing control of Aegea, Inc.  Aegea, LLC was the acquirer for financial reporting purposes and Aegea, Inc. was the acquired company.  Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Aegea, LLC and Aegea, Inc., the historical operations of Aegea, LLC and their consolidated operations from the July 22, 2013 closing date of the acquisition.  Aegea, LLC retroactively applied its name change and recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

Development Stage
The Company has no revenues and is in the development stage.  Activities during the development stage consist of organizational activities, capital raising, recapitalization, and developing the business plan.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiaries Florida Heartland EB-5 Regional Center LLC, and Aegea, LLC.  All inter-company balances and transactions have been eliminated in consolidation.

Net Earnings (Loss) per Share
The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 827,273 shares of the Company’s common stock reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

Going Concern
As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $1,618,348 and $389,211, respectively, for the year ended December 31, 2013 and a working capital deficit, stockholders’ deficit, and deficit accumulated during the development stage of $511,124, $511,124, and $2,013,756, respectively, at December 31, 2013 and is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues.  The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

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

Research and Development
In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses.  The Company recognized research and development costs of $118,664 and $239,161, respectively for the years ended December 31, 2013 and 2012 relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements
Accounting standards which were not effective until after December 31, 2012 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk
The Company maintains accounts with financial institutions.  All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts.  The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2013.

Concentrations of Funding
From inception through December 31, 2013, approximately 48% of funding was received from one related party director in the form of interest bearing line of credit loans (see Notes 7 and 10).

NOTE 4: VACANT LAND DEPOSIT

On October 28, 2013, the Company entered into a Vacant Land Contract (the “Agreement”) with an unrelated third party to acquire approximately 2,200 acres of land in South Florida. The purchase price of the land is $13,350,000, payable $250,000 no later than October 28, 2013, $750,000 no later than February 18, 2014 and the balance of $12,350,000 in cash at closing, which shall occur on or before March 10, 2014. On October 28, 2013, the Company paid the initial $250,000 refundable deposit. The Company’s obligation to close on the purchase of the land under the Agreement is subject to customary closing conditions in real property transactions in Florida, as well as its completion of certain inspections and investigations no later than February 18, 2014 (the “Feasibility Study Period”). During the Feasibility Study Period, the Company will conduct such assessments, tests, analysis, surveys and investigations as it deems appropriate. The Company may terminate the Agreement without cost or expense at any time within the Feasibility Study Period if the property is not acceptable to the Company.  On February 18, 2014, the feasibility study period was not extended and the Company did not pay $750,000, therefore, the Company terminated the contract and will receive a refund of the $250,000 deposit (See Note 11).

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

In August and September 2013 short-term loans totaling $60,000 were made to the Company by three related parties.  The loans are non-interest bearing and are due on demand (see Note 10).

In October 2013, short-term loans were made by related parties of the Company totaling $143,000. The loans are non-interest bearing and are due on demand.

As of December 31, 2013, the Company repaid $33,000 in short-term loans and issued a convertible debenture for $10,000 in exchange for a $10,000 loan (see Note 6) resulting in a $160,000 in short-term loan payables to related parties at December 31, 2013.

NOTE 6: CONVERTIBLE DEBENTURES

At December 31, 2013, the Company had convertible debt, net of premiums and discounts of $105,706 as follows:

Convertible Debentures	$108,000
Plus: Put Premiums	33,000
Less: Beneficial Conversion Feature Discount	(35,294)
Convertible Debentures, net	105,706

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

On May 31, 2013, the Company issued a convertible debenture for the sum of $100,000 in exchange for cash.  The Company agreed to accrue interest on the outstanding principal at the rate of twelve percent (12%) per annum beginning on May 31, 2013 and due on the maturity date of August 30, 2013.  The Company has the right of prepayment at any time.  Immediately following the date on which the Company mergers with or becomes a public company, the holder of the convertible debenture is entitled to convert all amounts due into shares of the entity which succeeds the Company (the “Successor Entity”) at the conversion price of $0.33 per share.  In addition, the convertible debenture automatically converts into common stock of the Successor Entity at $0.33 per share once the Company mergers with or becomes a public company and has entered into a firm commitment for no less than $50,000,000 of debt or equity financing.  There was no beneficial conversion feature (BCF) recorded at May 31, 2013 because the per share conversion price was greater than the fair value of the common stock per share.  On October 3, 2013, the holder of this note, exercised the right to convert the amount of $100,000 plus accrued interest of $2,992 into 312,096 shares of common stock at a rate of $0.33 per share per the terms of the agreement.

In August 2013, the Company entered into three convertible debentures for the total sum of $30,000.  The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum beginning on August 12, 2013, August 12, 2013, and August 20, 2013 and due on the maturity date of one year from the date of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of Aegea, Inc.’s Common Stock at a conversion price using the volume weighted average price of Aegea, Inc.’s common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 “Distinguishing Liabilities from Equity”, the notes will be considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $60,000.  Therefore, the Company recorded interest expense of $30,000 on the dates of the notes to reflect the put premium.  In November and December 2013, the Company converted debt from these three (3) convertible debentures totaling $30,000 and accrued interest of $536 into 166,134 shares at the conversion rate of $0.61, $0.07 and $1.12 per share per the terms of the agreements.

In October and November 2013, the Company entered into nine (9) separate convertible debentures for the total sum of $110,000.  The Company agrees to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements.  Beginning on the date of issuance, the Company has the right of prepayment at any time.  Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%.  These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $220,000.  The Company therefore accreted a premium of $110,000 into interest expense immediately since these notes are convertible on the issuance date.  In November and December 2013, the Company converted debt from five (5) of these convertible debentures totaling $50,000 and accrued interest of $112 into 44,742 shares at the conversion rate of $1.12 per share and two (2) of these convertible debentures totaling $40,000 and accrued interest of $381 into 555,074 shares at the conversion rate of $0.73 per share per the terms of the agreements.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000.  The Company agrees to accrue interest on outstanding principal at the rate of twenty-five percent (25%) per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014.  Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company’s Common Stock at the Conversion Price of $0.33 per share, or to request repayment in cash.   A beneficial conversion feature (BCF) value was recorded as debt discount in the amount of $75,000.  Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt.  The Company recorded $39,706 of amortization of the debt discount into interest expense at December 31, 2013.  In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014 (See Note 11).

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

In October 2013, the Company issued two (2) convertible debentures for the total sum of $13,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) in cash and seventeen percent (17%) in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore accreted a premium of $13,000 into interest expense immediately since these notes are convertible on the issuance date.

In December 2013, the Company issued a convertible debenture in the amount of $10,000 which was originally received in September 2013 as a short-term loan from a related party (See Note 5), and two (2) separate convertible debentures in the aggregate principal amount of $50,000.  The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum beginning on the respective dates of the agreements, and due on the maturity date of one year from the dates of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of Aegea, Inc.’s Common Stock at a conversion price using the volume weighted average price of Aegea, Inc.’s common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 “Distinguishing Liabilities from Equity”, the notes will be considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $120,000.  Therefore, the Company recorded interest expense of $60,000 on the dates of the notes to reflect the put premium.  On December 12, 2013, the Company converted debt from these three (3) convertible debentures totaling $60,000 and accrued interest of $194 into 824,573 shares at the conversion rate of $0.073 per share per the terms of the agreements.

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the “Line of Credit”). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014.  At December 31, 2013 and 2012, the outstanding balance was $250,000 and $220,029, respectively, plus accrued interest of $81,851 and $30,314, respectively.

NOTE 8: STOCKHOLDERS’ DEFICIT

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
DECEMBER 31, 2013 AND 2012

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

As part of the Amended and Restated Share Agreement (Note 1), the members’ equity in Aegea, LLC in the amount of $100,291 was converted to 94,000,000 shares of common stock in Aegea, Inc and retroactively applied as of inception (See Note 1).

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
DECEMBER 31, 2013 AND 2012

On August 21, 2013, 200,000 shares of common stock were issued for legal services rendered and valued at $490,000 based on the quoted trading price of $2.45 per share on the grant date.

In October 2013, the Company received $20,000 in exchange for 10,000 shares of common stock issued at the quoted trading price of $2.00 per share on the grant date.

In November and December 2013, the Company issued 1,902,619 shares upon conversion of certain convertible debenture agreements (See Note 6).

NOTE 9: INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $611,222 for income tax purposes as of December 31, 2013. The net operating loss carries forward for United States income taxes, which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, starting in 2033. Management believes that the realization of the benefits from these losses appears not more than likely due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company’s income tax expense (benefit) differs from the “expected” tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 15% to loss before income taxes as follows:

Year ended
December 31, 2013
U.S. “expected” income tax	$(242,752)
State income tax	(89,009)
Share based compensation	100,891
Contributed services	60,672
Amortization of debbt premium	43,665
Other	1,233
Change in valuation allowance	125,300
Total provision for income taxes	$-

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 are as follows:

Deferred tax assets:	December 31, 2013
Net operating loss carry forward	$125,300
Total gross deferred tax assets	125,300
Less valuation allowance	(125,300)
Net deferred tax assets	$-

The valuation allowance at December 31, 2013 was $125,300.  The increase during 2013 was $125,300.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2013, tax years 2013 and 2012 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

The Company filed Form 1065 in 2012 in which all losses passed through to the partners, therefore, there was no net operating loss recorded for the year ended December 31, 2012.

NOTE 10: RELATED PARTIES

Two consultants affiliated with each other through an LLC performed services for the Company.  One of those consultants is a director of the Company.  The LLC in which they are members received an equity interest in the Company in exchange for their services valued at $90,291.  (See Note 8)

Short-term loans were received from directors of the Company or corporations owned by directors of the Company totaling $160,000 as of December 31, 2013. (See Note 5)

At December 31, 2013 and 2012 the line of credit payable to related party member was $250,000 and $220,029, respectively, and accrued interest was $81,851 and $30,314, respectively.  (See Note 7)

Rent expense of $6,000 was recognized at December 31, 2013 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution based on rent for similar space in the local area. Two officers contributed their time valued at $120,000 each and another officer contributed time and consulting services valued at $49,962 for the year ended December 31, 2013. The Company recognized a total of $289,962 in contributed service expense, and $6,000 in contributed office space for the year ended December 31, 2013. The Board of Directors valued the contributions based on prevailing rates for similar services in the local area and believes the estimate is reasonable.

NOTE 11: SUBSEQUENT EVENTS

In February 2014, the maturity date of the $75,000 convertible debenture issued on October 29, 2013, was extended until August 31, 2014.

On February 18, 2014, the vacant land contract was terminated and the deposit in the amount of $250,000 was refunded and is currently held in Trust by the Company’s attorney.