Form 10-Q
period 2014-03-31
AEGEA, INC.
filed 2014-05-20
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, May 19, 2014 was 119,499,261.

FORM 10-Q

']
AEGEA, Inc.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2014	2013
ASSETS	(Unaudited)
Current Assets:
Cash	$1,573	$8,476
Vacant land deposit	-	250,000

Total current assets	1,573	258,476

Total Assets	$1,573	$258,476

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$53,096	$140,986
Accrued expenses	27,667	27,288
Short-term loan - related parties	36,391	160,000
Convertible debenture payable, net of premium and discount	145,000	105,706
Accrued interest	9,413	3,769
Line of credit - related party	250,000	250,000
Accrued interest - related party	97,010	81,851

Total current liabilities	618,577	769,600

Total Liabilities	618,577	769,600

Preferred stock 100,000,000 shares authorized, no par value,
200,000 convertible Series A shares designated, none issued and
outstanding at March 31, 2014 and December 31, 2013	-	-
1,000 convertible Series B shares designated, 1,000 issued and outstanding at March 31, 2014 and December 31, 2013,
respectively	2,150	2,150
Common stock; 1,000,000,000 shares authorized, no par value;
118,754,619 and 117,112,619 shares issued and outstanding at
March 31, 2014 and December 31, 2013, respectively	1,012,846	894,506
Additional paid in capital	703,434	605,976
Deficit accumulated during the development stage	(2,335,434)	(2,013,756)

Total stockholders' deficit	(617,004)	(511,124)

Total liabilities and stockholders' deficit	$1,573	$258,476

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			FEBRUARY 3,
	THREE	THREE	2012
	MONTHS	MONTHS	(INCEPTION)
	ENDED	ENDED	TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2014	2013	2014

OPERATING EXPENSES
General and administrative expenses	$41,574	$8,981	$261,363
Professional fees	204,825	9,000	1,298,425
Research and development expenses	7,644	929	365,469

Total operating expenses	254,043	18,910	1,925,257

NET INCOME (LOSS) FROM OPERATIONS	(254,043)	(18,910)	(1,925,257)

Other income (expense)
Gains on settlement of liabilities	7,913	-	7,913
Interest	(40,254)	(12,010)	(343,090)
Interest amortization of debt discount	(35,294)	-	(75,000)

Total other expenses	(67,635)	(12,010)	(410,177)

NET LOSS	$(321,678)	$(30,920)	$(2,335,434)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.00)*	$(0.00)*	$(0.02)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES (Basics and Diluted)	118,240,375	94,000,000	99,175,414

* Less than .01 per share

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from February 3, 2012 (Inception) to March 31, 2014

(Unaudited)

	Preferred Stock					Additional paid in Capital
	Series A	Series B		Common Stock			Deficit Accumulated
	Shares	Shares	Amount	Shares	Amount		During Development Stage	Total Stockholders' Deficit
Balance, Inception
(February 3, 2012)	-	-	$-	-	$-	$-	$-	$-

Founder shares issued for services	-	-	-	88,470,000	10,000	-	-	10,000

Shares issued to consultant for services	-	-	-	5,530,000	90,291	-	-	90,291

Net loss, Inception (February 3, 2012) to December 31, 2012	-	-	-	-	-	-	(395,408)	(395,408)

Balance, December 31, 2012	-	-	-	94,000,000	100,291	-	(395,408)	(295,117)

Capital contributions	-	-	-	-	-	50,200	-	50,200

Recapitalization	-	-	-	21,000,000	-	4,814	-	4,814

Common shares issued for services	-	-	-	200,000	490,000	-	-	490,000

Preferred series B shares issued for services	-	1,000	2,150	-	-	-	-	2,150

Common shares issued for convertible debt	-	-	-	1,902,619	284,215	-	-	284,215

Common shares issued for cash	-	-	-	10,000	20,000	-	-	20,000

Beneficial Conversion Feature on convertible debt	-	-	-	-	-	75,000	-	75,000

Put Premium reclassification on conversion of notes	-	-	-	-	-	180,000	-	180,000

Contributed rent and services	-	-	-	-	-	295,962	-	295,962

Net Loss, year ended December 31, 2013	-	-	-	-	-	-	(1,618,348)	(1,618,348)

Balance, December 31, 2013	-	1,000	2,150	117,112,619	894,506	605,976	(2,013,756)	(511,124)

Common shares issued for services	-	-	-	1,442,000	100,940	-	-	100,940

Common shares issued for convertible debt	-	-	-	200,000	17,400	-	-	17,400

Put Premium reclassification on conversion of notes	-	-	-	-	-	17,452	-	17,452

Contributed rent and services	-	-	-	-	-	80,006	-	80,006

Net Loss, March 31, 2014	-	-	-	-	-	-	(321,678)	(321,678)

Balance, March 31, 2014	-	1,000	2,150	118,754,619	1,012,846	703,434	(2,335,434)	(617,004)

The accompanying notes are an integral part of these unaudited consolidated financial statements

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE	THREE	FEBRUARY 3, 2012
	MONTHS	MONTHS	(INCEPTION)
	ENDED	ENDED	TO
	MARCH 31,	MARCH 31,	MARCH 31,
	2014	2013	2014

Cash flows from operating activities

Net Loss	$(321,678)	$(30,920)	$(2,335,434)
Adjustments to reconcile net loss to net cash
used in operating activities:
Founder shares issued for services	-	-	10,000
Common and preferred shares issued for services	100,940	-	683,381
Contributed rent and services	80,006	-	375,968
Amortization of premiums on stock settled debt	19,452	-	232,452
Amortization of beneficial conversion feature
discount from convertible debt	35,294	-	75,000
Shares issued for accrued interest	-	-	4,215
Gain on settlement of liabilities	(7,861)	-	(7,614)
Gain on conversion of debt	(52)	-	(52)

Changes in operating assets and liabilities:

Accounts payable	(62,577)	-	82,804
Accrued expenses	379	6,902	57,981
Accrued interest - debenture payable	5,644	-	9,413
Accrued interest - related party	15,159	-	66,696

Net used in by operating activities	(135,294)	(24,018)	(745,190)

Cash flows from investing activities
Vacant land deposit	-	-	(250,000)
Refund of vacant land deposit	250,000	-	250,000
Acquisition of cash in recapitalization	-	-	172

Net cash provided by investing activities	250,000	-	172

Cash flows from financing activities
Bank overdraft	-	78	-
Proceed from short-term loan payable - related party	107,500	-	267,500
Repayment of short-term loans - related party	(231,109)	-	(231,109)
Proceed from convertible debentures	2,000	-	390,000
Proceed from line of credit - related party	-	23,940	260,000
Proceed from sales of common stock for cash	-	-	20,000
Proceed from capital contributions	-	-	40,200

Net cash provided by (used in) financing activities	(121,609)	24,018	746,591

Net (decrease) increase in cash and cash equivalents	(6,903)	-	1,573

Cash and cash equivalents
Beginning of period	8,476	-	-

Cash end of period	$1,573	$-	$1,573

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	$-	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Put premium reclassification on stock settled debt	$17,452	$-	$17,452
Conversion of debt to equity	$17,400	$-	$297,400
Beneficial conversion feature on conversion of debt	$-	$-	$39,706
Transfer of line of credit balance to equity	$-	$-	$10,000
Recapitalization	$-	$-	$4,814

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Basis for Presentation for Interim Financial Statements
These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP” for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period from February 3, 2012 (inception) to December 31, 2013. The consolidated balance sheet as of December 31, 2013 was also derived from those audited consolidated financial statements. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

Income Taxes
The Company has adopted FASB ASC 740-10, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually from differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
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

Going Concern
As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $321,678 and $135,294, respectively, for the three months ended March 31, 2014 and a working capital deficit, stockholders’ deficit, and deficit accumulated during the development stage of $617,004, $617,004, and $2,335,434, respectively, at March 31, 2014 and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
MARCH 31, 2014
(Unaudited)

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

Research and Development
In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $7,645 for the three months ended March 31, 2014 relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements
Accounting standards which were not effective until after December 31, 2013 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk
The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at March 31, 2014.

Concentrations of Funding
From inception through March 31, 2014, approximately 63% of funding was received from one related party director in the form of interest bearing line of credit loans (see Notes 7 and 9).  The $250,000 was refunded to the Company upon termination of this agreement.

NOTE 4: VACANT LAND DEPOSIT

On October 28, 2013, the Company entered into a Vacant Land Contract (the “Agreement”) with an unrelated third party to acquire approximately 2,200 acres of land in South Florida. The purchase price of the land is $13,350,000, payable $250,000 no later than October 28, 2013, $750,000 no later than February 18, 2014 and the balance of $12,350,000 in cash at closing, which was required to have occurred on or before March 10, 2014. On October 28, 2013, the Company paid the initial $250,000 refundable deposit and by written notice dated February 17, 2014 has terminated the Agreement, without liability or cost, within the applicable feasibility study period as provided for in the Agreement.  The $250,000 was refunded to the Company upon terminatin of this agreement.

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

Short-term loans amounted to $36,391 and $160,000 as of March 31, 2014, and December 31, 2013, respectively. The Company has received short-term loans from related parties totaling $107,500, and repaid $231,109 as of March 31, 2014. The loans are non-interest bearing and are due on demand (see Note 9).

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 6: CONVERTIBLE DEBENTURES

At March 31, 2014, the Company had convertible debt, net of premiums and discounts of $145,000 as follows:

Convertible Debentures	$110,000
Plus: Put Premiums	35,000
Convertible Debentures, net	$145,000

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

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000. The Company agreed to accrue interest on outstanding principal at the rate of twenty-five percent (25%) per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company’s Common Stock at the Conversion Price of $0.33 per share, or to request repayment in cash.  A beneficial conversion feature (BCF) value was recorded as debt discount in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt. The Company recorded $39,706 of amortization of the debt discount into interest expense at December 31, 2013. In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014. As of March 31, 2014 the remaining debt discount of $35,294 was amortized into interest expense.

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

In December 2013, the Company issued a convertible debenture in the amount of $10,000 which was originally received in September 2013 as a short-term loan from a related party (See Note 5), and into a two (2) separate convertible debentures for the total sum of $50,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum beginning on the respective dates of the agreements, and due on the maturity date of one year from the dates of the agreements. Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of Aegea, Inc.’s Common Stock at a conversion price using the volume weighted average price of Aegea, Inc.’s common stock over seven (7) trading days prior to the date of conversion then multiplying the result by 50%. Under ASC 480 “Distinguishing Liabilities from Equity”, the notes will be considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $120,000. Therefore, the Company recorded interest expense of $60,000 on the dates of the notes to reflect the put premium. On December 12, 2013, the Company converted debt from these three (3) convertible debentures totaling $60,000 and accrued interest of $194 into 824,573 shares at the conversion rate of $0.07 per share per the terms of the agreements.

In March 2014, the Company issued a convertible debenture for $2,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $4,000. The Company therefore accreted a premium of $2,000 into interest expense immediately since these notes are convertible on the issuance date.

On March 21, 2014, the Company issued a convertible debenture for $17,452 in exchange for settlement of accounts payable totaling $18,259. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $34,904. The Company therefore accreted a premium of $17,452 into interest expense immediately since these notes are convertible on the issuance date. On March 24, 2014, the note was converted into 200,000 shares of common stock. (See Note 8).

AEGEA, INC AND SUBSIDIARIES
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014
(Unaudited)

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the “Line of Credit”). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At March 31, 2014, the outstanding balance was $250,000 plus accrued interest of $97,010.

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

Description of Series A Convertible Preferred Stock

The 200,000 shares of Series A Convertible Preferred Stock have the following the designations, rights and preferences:

•	the stated value of each share is $500,
•	the holder of the shares will be entitled to vote, on a one-for-one basis, with the holders of our common stock on all corporate matter on which common shareholder are entitled to vote,
•	the shares pay quarterly dividends in arrears at the rate of 4% per annum based on the stated value of each share,
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
MARCH 31, 2014
(Unaudited)

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

In November and December 2013, the Company issued 1,902,619 shares upon conversion of certain convertible debenture agreements.

On January 21, 2014, the Company issued 1,442,000 shares of common stock for services and valued at $100,940 based on the quoted trading price of $0.07 per share on the grant date.

On March 21, 2014, the Company issued 200,000 shares of common stock in exchange for conversion of a $17,452 convertible note (See Note 5). The shares were valued at $17,400 based on the quoted trading price of $0.087 per share on the date of conversion. The Company recognized a gain on settlement of $52.

NOTE 9: RELATED PARTIES

Two consultants affiliated with each other through an LLC performed services for the Company. One of those consultants is a director of the Company. The LLC in which they are members received an equity interest in the Company in exchange for their services valued at $90,291. (See Note 8)

Short-term loans to the Company made by directors of the Company or corporations owned by them totaling $107,500 and $231,109 were repaid during the three months ended March 31, 2014. (See Note 5)

At March 31, 2014 the line of credit payable to related party who is a substantial shareholder of the Company was $250,000, and accrued interest was $97,010. (See Note 7)

Two officers of the Company contributed their time valued at $30,000 each and another officer contributed time and services valued at $18,506, totaling $78,506 in contributed service expense for the three months ended March 31, 2014. Rent expense of $1,500 was recognized for the three months ended March 31, 2014 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution of rent and services based on the prevailing rates for similar rent and services in the local area and believes the estimates are reasonable.

NOTE 10: SUBSEQUENT EVENTS

On May 7, 2014, the holder of debt pursuant to the terms of a previously issued convertible promissory note converted approximately $10,000 of debt in exchange for 744,642 shares of the Company’s common stock.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2014 and 2013. For comparative purposes, we are comparing the three months ended March 31, 2014 to the three months ended March 31, 2013.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this report.

Revenue. No revenue was generated for the period from inception (February 3, 2012) to March 31, 2014.

Total Operating Expenses. Total operating expenses for the three month period ended March 31, 2014 increased $235,133 compared to the same period in 2013 as a result of increases in professional fees, general and administrative expenses and research and development expenses incurred in connection with the Company’s development of a planned resort community in South Florida.

Total Other Expenses. Total other expenses for the three month period ended March 31, 2014 increased $55,625 compared to the same period in 2013 as a result of increases in interest expenses, amortization of debt discount due to increased borrowing, partially offset by a gain on settlement of liabilities.

Net Loss. Our net loss during the three month period ended March 31, 2014 increased $290,758 compared to the same period in 2013 primarily as a result of increases in total operating expenses and total other expenses as discussed above and the lack of any revenue during the periods reported.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $617,004 and $1,573 of cash as of March 31, 2014 and a working capital deficit of $511,124 and $8,476 of cash as of December 31, 2013. As a result, the Company’s current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $135,294 for the three months ended March 31, 2014, compared to $24,018 for the same period in 2013.  The increase is primarily a result of an increase in net loss and accounts payables, partially offset by issuance of securities for services, contributed rent and services and amortization of beneficial conversion feature of debt.

Net cash provided by investing activities during the three months ended March 31, 2014 was $250,000 compared to $0 for the same period in 2013.  The increase is a result of a return of deposit on a real estate contract that was cancelled during the current period.

Net cash used in financing activities during the three months ended March 31, 2014, was $121,609 compared to net provided by financing activities of $24,108 for the same period in 2013. Cash used in financing activities were primarily a result of repayment of short term loans - related party, partially offset by proceeds from a short-term loan payable - related party.

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

Going Concern

           As reflected in the unaudited consolidated financial statements of the Company included in this report,  the Company reported a net loss and net cash used in operating activities of $321,678 and $135,294, respectively, for the three months ended March 31, 2014, has a working capital deficit, stockholders’ deficit and deficit accumulated during the development stage of $617,004, $617,004 and $2,335,434, respectively, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

We had no revenue during the three months ended March 31, 2014. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2014. We have identified the following material weaknesses as of March 31, 2014:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 21, 2014, the Company issued 1,442,000 shares of common stock for services and valued at $100,940 based on the quoted trading price of $0.07 per share on the grant date.

On March 21, 2014, the Company issued 200,000 shares of common stock upon conversion of $17,452 under the terms of a previously issued convertible promissory note. The shares were valued at $17,400 based on the quoted trading price of $0.087 per share on the date of conversion.

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

Date: May 20, 2014	AEGEA, INC.

	By:	/s/ Keith Duffy
Keith Duffy, Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Lou J. Fuoco
Lou J. Fuoco, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)