Form 10-Q
period 2014-06-30
AEGEA, INC.
filed 2014-08-19
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☑    No: ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑    No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐      No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  119,499,261 shares of common stock are issued and outstanding as of August 19, 2014.

FORM 10-Q

AEGEA, Inc.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AEGEA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$200	$8,476
Vacant land deposit	-	250,000

Total Current Assets	200	258,476

Total Assets	$200	$258,476

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$66,608	$140,986
Accrued expenses	27,667	27,288
Short-term loans - related parties	58,253	160,000
Convertible debenture payable, net of premium and discount	145,000	105,706
Accrued interest	14,801	3,769
Line of credit - related party	250,000	250,000
Accrued interest - related party	108,260	81,851

Total Current Liabilities	670,589	769,600

Commitments and Contingencies (Note 6)

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;	-	-
Series A convertible preferred Stock, $0.0001 no par value; 200,000 shares authorized, no shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2,150	2,150
Series B convertible preferred Stock, $0.0001 no par value; 1,000 shares authorized, 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively
Common stock, no par value; 1,000,000,000 shares authorized, 119,499,261 and 117,112,619 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,012,846	894,506
Additional paid-in capital	764,934	605,976
Accumulated deficit	(2,450,319)	(2,013,756)

Total Stockholders' Deficit	(670,389)	(511,124)

Total Liabilities and Stockholders' Deficit	$200	$258,476

See accompanying notes to the unaudited consolidated financial statements.

AEGEA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	15,171	10,548	56,745	11,477
Professional fees	76,227	85,301	281,052	94,282
Research and development expenses	6,849	3,620	14,493	12,620

Total Operating Expenses	98,247	99,469	352,290	118,379

Loss from Opertions	(98,247)	(99,469)	(352,290)	(118,379)

Other Income (Expenses):
Gains on settlement of liabilities	-	-	7,913	-
Interest expense	(16,638)	(13,529)	(56,892)	(25,539)
Interest amortization of debt discount	-	-	(35,294)	-

Total Other Expenses	(16,638)	(13,529)	(84,273)	(25,539)

Net Loss	$(114,885)	$(112,998)	$(436,563)	$(143,918)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	119,491,078	94,000,000	118,869,181	94,000,000

See accompanying notes to unaudited consolidated financial statements.

AEGEA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(436,563)	$(143,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	100,940	-
Contributed rent and services	141,506	-
Interest from stock- settled debt	19,400	-
Amortization of beneficial conversion feature	35,294	-
Changes in operating assets and liabilities:
Accounts payable	(56,926)	(26,468)
Accrued expenses	379	37,224
Accrued interest - line of credit	11,032	-
Accrued interest - related party	26,409	24,547

Net Cash Used in Operating Activities	(158,529)	(108,615)

Cash Flows from Investing Activities:
Refund of vacant land deposit	250,000	-

Net Cash Provided by Investing Activities	250,000	-

Cash Flows from Financing Activities:
Bank overdraft		(656)
Proceed from convertible debentures	2,000	100,000
Proceed from short-term loans - related party	135,362	-
Repayment of short-term loans - related party	(237,109)	-
Proceed from line of credit - related party	-	23,940
Proceed from capital contributions	-	40,100

Net Cash Provided by (Used In) Financing Activities	(99,747)	163,384

Net (Decrease) Increase in Cash	(8,276)	54,769

Cash, beginning of period	8,476	-

Cash, end of period	$200	$54,769

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$17,400	$-
Put premium reclassified to additional paid-in capital	$17,452	$-
Transfer of line of credit to equity	$-	$10,000

See accompanying notes to the unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION, AND GOING CONCERN

Nature of Operations

Aegea, Inc., (“the Company”) began operations on February 3, 2012 for the purpose of developing a mega-resort city in South Florida that will become an international community and leisure destination worldwide. The resort will offer residents and guests a unique living environment, integrating residential and hospitality with attractions and entertainment, and will include theme parks, a sports and education complex, and various venues for music and the arts. The character of the project will be marked by a network of canals and lagoons with authentic immersive architecture from around the world. Aegea’s shopping, dining and hospitality will become a global marketplace for domestic and international brands.

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

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP” for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period from February 3, 2012 (inception) to December 31, 2013. The consolidated balance sheet as of December 31, 2013 was also derived from those audited consolidated financial statements. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $436,563 and $158,529, respectively, for the six months ended June 30, 2014 and a working capital deficit, stockholders’ deficit, and accumulated deficit of $670,389, $670,389, and $2,450,319, respectively, at June 30, 2014 and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

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

Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2014 and December 31, 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and shares of the Company’s common stock reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $6,849 and $14,493 for the three and six months ended June 30, 2014, respectively, relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended June 30, 2014.

Other accounting standards which were not effective until after December 31, 2013 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2014.

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

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

Short-term loans amounted to $58,253 and $160,000 as of June 30, 2014, and December 31, 2013, respectively. During the six months ended June 30, 2014, the Company has received short-term loans from related parties totaling $135,362 and repaid $237,109. The loans are non-interest bearing and are due on demand (see Note 9).

NOTE 6: CONVERTIBLE DEBENTURES

At June 30, 2014 and December 31, 2013, the Company had convertible debt consisting of the following:

	June 30, 2014	December 31, 2013
Convertible debt	$110,000	$108,000
Plus: put premium	35,000	33,000
Less: debt discount	-	(35,294)
Convertible debt, net	$145,000	$105,706

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

In October and November 2013, the Company entered into nine (9) separate convertible debentures for the total sum of $110,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $220,000. The Company therefore accreted a premium of $110,000 into interest expense immediately since these notes are convertible on the issuance date. In November and December 2013, the Company converted debt from five (5) of these convertible debentures totaling $50,000 and accrued interest of $112 into 44,742 shares at the conversion rate of $1.12 per share and two (2) of these convertible debentures totaling $40,000 and accrued interest of $381 into 555,074 shares at the conversion rate of $0.73 per share per the terms of the agreements. At June 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $20,000 and $20,000, respectively.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000. The Company agreed to accrue interest on outstanding principal at the rate of twenty-five percent (25%) per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company’s Common Stock at the Conversion Price of $0.33 per share, or to request repayment in cash.  A beneficial conversion feature (BCF) value was recorded as debt discount in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt. The Company recorded $39,706 of amortization of the debt discount into interest expense at December 31, 2013. In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014. During the six months ended June 30, 2014 the remaining debt discount of $35,294 was amortized into interest expense. At June 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $75,000 and $75,000, respectively.

In October 2013, the Company issued two (2) convertible debentures for the total sum of $13,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) in cash and seventeen percent (17%) in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore accreted a premium of $13,000 into interest expense immediately since these notes are convertible on the issuance date. At June 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $13,000 and $13,000, respectively.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

In March 2014, the Company issued a convertible debenture for $2,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $4,000. The Company therefore accreted a premium of $2,000 into interest expense immediately since these notes are convertible on the issuance date. At June 30, 2014, the outstanding principal balance due pursuant to this convertible debenture amounted to $2,000.

On March 21, 2014, the Company issued a convertible debenture for $17,452 in exchange for settlement of accounts payable totaling $18,259. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $34,904. The Company therefore accreted a premium of $17,452 into interest expense immediately since these notes are convertible on the issuance date. In March 2014 and May 2014, the note was converted into an aggregate of 944,642 shares of common stock. (See Note 8).

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the “Line of Credit”). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At June 30, 2014 and December 31, 2013, the outstanding balance was $250,000 and $250,000, and accrued interest payable amounted to $108,260 and $81,851, respectively.

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

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

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

In March 2014 and May 2014, the Company issued an aggregate of 944,642 shares of common stock in exchange for conversion of a $17,452 convertible note (See Note 5).

NOTE 9: RELATED PARTIES

Two consultants affiliated with each other through an LLC performed services for the Company. One of those consultants is a director of the Company. The LLC in which they are members received an equity interest in the Company in exchange for their services valued at $90,291. (See Note 8)

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014
(Unaudited)

Short-term loans to the Company made by directors of the Company or corporations owned by them totaled $135,362 and $237,109 was repaid during the six months ended June 30, 2014. (See Note 5)

At June 30, 2014 the line of credit payable to related party who is a substantial shareholder of the Company was $250,000, and accrued interest was $108,260. (See Note 7)

During the six months ended June 30, 2014, two officers of the Company contributed their time valued at $60,000 each and another officer contributed time and services valued at $18,506, totaling $138,506 in contributed service expense for the six months ended June 30, 2014. Rent expense of $1,500 and $3,000 was recognized for the three and six months ended June 30, 2014 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution of rent and services based on the prevailing rates for similar rent and services in the local area and believes the estimates are reasonable.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and six months ended June 30, 2014 and 2013. For comparative purposes, we are comparing the three and six months ended June 30, 2014 to the three and six months ended June 30, 2013. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this report.

Revenue. No revenue was generated for the three and six months ended June 30, 2014 and 2013.

Total Operating Expenses. For the three months ended June 30, 2014, total operating expenses amounted to $98,247 as compared to $99,469 for the same period in 2013, a decrease of $1,222. For the six months ended June 30, 2014, total operating expenses amounted to $352,290 as compared to $118,379 for the same period in 2013, an increase of $233,911. This six month increase was a result of increases in professional fees, general and administrative expenses and research and development expenses incurred in connection with our development of a planned resort community in Florida.

Total Other Expenses. For the three months ended June 30, 2014, total other expenses increased by $3,109 as compared to the same period in 2013. For the six months ended June 30, 2014, total other expenses increased by $58,734 as compared to the same period in 2013. The increases were primarily attributable to increases in interest expenses and amortization of debt discount due to increased borrowing, partially offset by a gain on settlement of liabilities.

Net Loss. For the three months ended June 30, 2014 and 2013, net loss amounted to $114,885, or $0.00 per common share (basic and diluted), and $112,998 or $0.00 per common share (basic and diluted), respectively. For the six months ended June 30, 2014 and 2013, net loss amounted to $436,563, or $0.00 per common share (basic and diluted), and $143,918 or $0.00 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $670,389 and $200 of cash as of June 30, 2014 and a working capital deficit of $511,124 and $8,476 of cash as of December 31, 2013. As a result, the Company’s current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $158,529 for the six months ended June 30, 2014, compared to $108,615 for the same period in 2013.  The increase is primarily a result of an increase in net loss and a decrease in accounts payables.

Net cash provided by investing activities during the six months ended June 30, 2014 was $250,000 compared to $0 for the same period in 2013.  The increase is a result of a return of deposit on a real estate contract that was cancelled during the current period.

Net cash used in financing activities during the six months ended June 30, 2014, was $99,747 compared to net provided by financing activities of $163,384 for the same period in 2013. For the six months ended June 30, 2014, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $101,747 offset by proceeds from convertible debentures of $2,000.

Cash Requirements

The Company’s future capital requirements will depend on numerous factors, including the extent it continues development of its planned resort community and its ability to control costs. The Company will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund its resort development plans.

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

Going Concern

           As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss and net cash used in operating activities of $436,563 and $158,529, respectively, for the six months ended June 30, 2014, has a working capital deficit, stockholders’ deficit and accumulated deficit of $670,389, $670,389 and $2,450,319, respectively, and has no revenues.  These matters raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

We had no revenue during the three months ended June 30, 2014. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2014. We have identified the following material weaknesses as of June 30, 2014:

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

We recently retained an accounting consulting firm to ensure our financial statements contain all necessary adjustments to conform to U.S. GAAP and assist us with the implementation of the above remediation measures.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March and May, 2014, we issued an aggregate of 944,642 shares of common stock upon conversion of $17,452 under the terms of a previously issued convertible promissory note.

The issuance of the Company’s shares of common stock and convertible debentures discussed above were exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

Date: August 19, 2014	AEGEA, INC.

	By:	/s/ Keith Duffy
Keith Duffy, Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2014	By:	/s/ Keith Duffy
Keith Duffy, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)