Form 10-Q
period 2014-09-30
AEGEA, INC.
filed 2014-11-19
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-53377

AEGEA, INC.
 (Exact Name of Registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation of organization)

772 U.S. Highway One, Suite 200
North Palm Beach, FL 33408
(Address of principal executive offices)

(561) 287-5422
 (Registrant's telephone number, including area code)

Not applicable.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  119,499,261 shares of common stock are issued and outstanding as of November 19, 2014.

AEGEA, INC.
FORM 10-Q
September 30, 2014

TABLE OF CONTENTS

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

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

AEGEA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets

Current Assets:
Cash	$18,238	$8,476
Vacant land deposit	-	250,000

Total Current Assets	18,238	258,476

Total Assets	$18,238	$258,476

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$63,366	$140,986
Accrued expenses	27,666	27,288
Short-term loans - related parties	73,807	160,000
Convertible debenture payable, net of premium and discount	183,456	105,706
Accrued interest	20,617	3,769
Line of credit - related party	250,000	250,000
Accrued interest - related party	115,601	81,851
Derivative liability	15,358	-

Total Current Liabilities	749,871	769,600

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;	-	-
Series A convertible preferred Stock, $0.0001 no par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2014 and December 31, 2013, repectively	2,150	2,150
Series B convertible preferred Stock, $0.0001 no par value; 1,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, repectively
Common stock, no par value; 1,000,000,000 shares authorized, 119,499,261 and 117,112,619 shares issued and outstanding at September 30, 2014 and December 31, 2013, repectively	1,012,846	894,506
Additional paid-in capital	764,934	605,976
Accumulated deficit	(2,511,563)	(2,013,756)

Total Stockholders' Deficit	(731,633)	(511,124)

Total Liabilities and Stockholders' Deficit	$18,238	$258,476

See accompanying notes to the unaudited consolidated financial statements.

AEGEA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-

Operating Expenses:
General and administrative	8,145	68,508	64,890	79,985
Professional fees	18,356	513,822	299,408	608,104
Research and development expenses	17,772	27,858	32,265	40,478

Total Operating Expenses	44,273	610,188	396,563	728,567

Loss from Operations	(44,273)	(610,188)	(396,563)	(728,567)

Other Income (Expenses):
Gains on settlement of liabilities	-	-	7,913	-
Interest expense	(17,066)	(46,600)	(109,252)	(72,139)
Change in fair value of derivative liability	95	-	95	-

Total Other Expenses	(16,971)	(46,600)	(101,244)	(72,139)

Net Loss	$(61,244)	$(656,788)	$(497,807)	$(800,706)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	119,499,261	110,065,217	119,081,516	99,413,919

See accompanying notes to unaudited consolidated financial statements.

AEGEA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(497,807)	$(800,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	100,940	492,150
Contributed rent and services	141,506	-
Amortization of discount and premium related to convertible debt	58,655	30,000
Change in fair value of derivative	(95)
Loss on settlement of inventory	-	247
Gain on debt conversion	(52)	-
Changes in operating assets and liabilities:
Accounts payable	(60,168)	(18,694)
Accrued expenses	378	20,698
Accrued interest - line of credit	16,848	4,398
Accrued interest - related party	33,750	37,741

Net Cash Used in Operating Activities	(206,045)	(234,166)

Cash Flows from Investing Activities:
Acquisition of cash in recapitalization	-	172
Refund of vacant land deposit	250,000	-

Net Cash Provided by Investing Activities	250,000	172

Cash Flows from Financing Activities:
Bank overdraft	-	(656)
Proceed from convertible debentures	52,000	130,000
Proceed from short-term loans - related party	159,915	60,000
Repayment of short-term loans - related party	(246,108)	-
Proceed from line of credit - related party	-	23,940
Proceed from capital contributions	-	40,200

Net Cash (Used in) Provided by Financing Activities	(34,193)	253,484

Net Increase in Cash	9,762	19,490

Cash, beginning of period	8,476	-

Cash, end of period	$18,238	$19,490

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$17,400	$-
Put premium reclassified to additional paid-in capital	$17,452	$-
Transfer of line of credit to equity	$-	$10,000
Increase in debt discount and derivative liability	$15,453	$-

See accompanying notes to the unaudited consolidated financial statements.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION, AND GOING CONCERN

Nature of Operations

Aegea, Inc., (“the Company”) began operations on February 3, 2012 with the purpose of developing a mega-resort city in South Florida that will become an international community and leisure destination worldwide. The resort will offer residents and guests a unique living environment, integrating residential and hospitality with attractions and entertainment, and will include theme parks, a sports and education complex, and various venues for music and the arts. The character of the project will be marked by a network of canals and lagoons with authentic immersive architecture from around the world. Aegea’s shopping, dining and hospitality will become a global marketplace for domestic and international brands. The Company has no revenues and activities consist of organizational activities, capital raising, and developing the business plan.

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

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in accordance with the rules and regulations of the U.S. Securities and Exchange Commission (”SEC”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP” for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the year ended December 31, 2013. The consolidated balance sheet as of December 31, 2013 was also derived from those audited consolidated financial statements. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $497,807 and $206,045, respectively, for the nine months ended September 30, 2014 and a working capital deficit, stockholders’ deficit, and accumulated deficit of $731,633, $731,633, and $2,511,563, respectively, at September 30, 2014 and has no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

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

Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

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

ASC 825-10 “Financial Instruments”, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

The following table reflects changes for nine months ended September 30, 2014 for all financial assets and liabilities categorized as Level 3 as of September 30, 2014.

Liabilities:
Balance of derivative liabilities as of December 31, 2013	$-
Initial fair value of derivative liability associated with convertible note	15.453
Gain from change in the fair value of derivative liabilities	(95)
Balance of derivative liabilities as of September 30, 2014	$15,358

Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, “Earnings per Share.” ASC 260-10 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At September 30, 2014 and December 31, 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and approximately 4,498,384 shares of the Company’s common stock reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

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

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Derivative Liability

We evaluate convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $17,772 and $32,265 for the three and nine months ended September 30, 2014, respectively, relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements

ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements”. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 for the interim reporting period ended September 30, 2014.

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This update requires management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. This update is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company does not expect this standard to have an impact on the Company’s consolidated financial statements upon adoption.

Other accounting standards which were not effective until after December 31, 2013 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2014.

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

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

Short-term loans amounted to $73,807 and $160,000 as of September 30, 2014, and December 31, 2013, respectively. During the nine months ended September 30, 2014, the Company has received short-term loans from related parties totaling $159,915 and repaid $246,108. The loans are non-interest bearing and are due on demand (see Note 9).

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At September 30, 2014 and December 31, 2013, the Company had convertible debt consisting of the following:

	September 30, 2014	December 31, 2013
Convertible debt	$168,000	$108,000
Plus: put premium	35,000	33,000
Less: debt discount	(19,544)	(35,294)
Convertible debt, net	$183,456	$105,706

In October and November 2013, the Company entered into nine (9) separate convertible debentures for the total sum of $110,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair value of $220,000. The Company therefore accreted a premium of $110,000 into interest expense immediately since these notes are convertible on the issuance date. In November and December 2013, the Company converted debt from five (5) of these convertible debentures totaling $50,000 and accrued interest of $112 into 44,742 shares at the conversion rate of $1.12 per share and two (2) of these convertible debentures totaling $40,000 and accrued interest of $381 into 555,074 shares at the conversion rate of $0.73 per share per the terms of the agreements. At September 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $20,000 and $20,000, respectively.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000. The Company agreed to accrue interest on outstanding principal at the rate of twenty-five percent (25%) per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company’s Common Stock at the Conversion Price of $0.33 per share, or to request repayment in cash.  A beneficial conversion feature (BCF) value was recorded as debt discount in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt. The Company recorded $39,706 of amortization of the debt discount into interest expense at December 31, 2013. In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014. During the nine months ended September 30, 2014 the remaining debt discount of $35,294 was amortized into interest expense. At September 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $75,000 and $75,000, respectively.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

In October 2013, the Company issued two (2) convertible debentures for the total sum of $13,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) in cash and seventeen percent (17%) in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore accreted a premium of $13,000 into interest expense immediately since these notes are convertible on the issuance date. At September 30, 2014 and December 31, 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $13,000 and $13,000, respectively.

In March 2014, the Company issued a convertible debenture for $2,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $4,000. The Company therefore accreted a premium of $2,000 into interest expense immediately since these notes are convertible on the issuance date. At September 30, 2014, the outstanding principal balance due pursuant to this convertible debenture amounted to $2,000.

On March 21, 2014, the Company issued a convertible debenture for $17,452 in exchange for settlement of accounts payable totaling $18,259. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company’s Common Stock at the Conversion Price using the volume weighted average price of the Company’s Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair value of $34,904. The Company therefore accreted a premium of $17,452 into interest expense immediately since these notes are convertible on the issuance date. In March 2014 and May 2014, this note was converted into an aggregate of 944,642 shares of common stock. (See Note 8).

On August 13, 2014 the Company issued a convertible note for $58,000 from a Lender (the “Lender”) in exchange for $58,000 less an original issue discount of $5,000 and legal fees of $3,000. The convertible note bears interest at the rate of 10% per annum beginning on August 13, 2014 with a maturity date of nine months from the date of the agreement. The Company may make optional prepayment to the Lender of an amount in cash equal to 125% multiplied by the then outstanding balance of this note. The note is unsecured. The note provides for conversion to common stock monthly commencing 90 days from the date of the agreement at a conversion price is $0.05 (the “Lender Conversion Price”). Additionally, beginning on the date that is six months after August 13, 2014 and on the same day of each month thereafter until the Maturity Date (each, an “Installment Date”), the Company shall pay to Lender the applicable Installment Amount due on such date.  At the Company’s option, payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into shares of the Company’s common stock. The conversion price for each installment shall be the lesser of (i) the lender conversion Price of $0.05, and (ii) 70% of the average of the three (3) lowest closing bid prices in the twenty trading days immediately preceding the applicable conversion, provided that if at any time the average of the three lowest closing bid prices in the twenty Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 65% for all future Conversions. If the Company, at any time this Note is outstanding, shall sell or issue any Common Stock to the Lender or any third party for a price that is less than the then effective Lender’s Conversion Price, then such Lender Conversion Price shall be automatically reduced and only reduced to equal such lower issuance price. The Company has established a reserve of a minimum of 15,000,000 common shares in connection with this convertible note agreement. Due to the price protection on the Lender’s Conversion Price, the Company has classified this note as a derivative financial instrument in accordance with ASC Topic 815, Derivatives and Hedging, requiring bifurcation from the note and is accounted for as a derivative liability The fair value of derivatives granted is calculated using the Black-Scholes method, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. Accordingly, at the date of the agreement, the Company recorded, using the Black Scholes method, a debt discount of $15,453 and a derivative liability of $15,453.

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

For the three and nine months ended September 30, 2014, the Company recorded a gain of $95 from the change in fair value of derivative liability, and at September 30, 2014, derivative liability amounted to $15,358. The debt discount consisting of the original issue discount, legal fees, and fair value derivative liability at the date of the note aggregating $23,453 is being amortized over the term of the note and amounted to $3,909 for the three and nine month ending September 30, 2014 and is included in interest expense on the accompanying consolidated statement of operations.

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the “Line of Credit”). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At September 30, 2014 and December 31, 2013, the outstanding balance was $250,000 and $250,000, and accrued interest payable amounted to $115,601 and $81,851, respectively.

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

AEGEA, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014
(Unaudited)

NOTE 8: STOCKHOLDERS’ DEFICIT (continued)

Common Stock

On January 21, 2014, the Company issued 1,442,000 shares of common stock for services and valued at $100,940 based on the quoted trading price of $0.07 per share on the grant date.

In March 2014 and May 2014, the Company issued an aggregate of 944,642 shares of common stock in exchange for conversion of a $17,452 convertible note (See Note 6).

NOTE 9: RELATED PARTIES

Short-term loans made to the Company by directors of the Company or corporations owned by them totaled $159,915 and $246,108 was repaid during the nine months ended September 30, 2014. (See Note 5).  At September 30, 2014 and December 31, 2013, short-term loans related parties amounted to $73,807 and $160,000, respectively.

At September 30, 2014 the line of credit payable to related party who is a substantial shareholder of the Company was $250,000, and accrued interest was $115,601. (See Note 7).

During the nine months ended September 30, 2014, two officers of the Company contributed their time valued at $60,000 each and another officer contributed time and services valued at $18,506, totaling $138,506 in contributed service expense for the nine months ended September 30, 2014. Rent expense of $1,500 and $3,000 was recognized for the three and nine months ended September 30, 2014 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution of rent and services based on the prevailing rates for similar rent and services in the local area and believes the estimates are reasonable.

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

●	The effects on our stock price as a result of sales of our common stock by existing shareholders pursuant to Rule 144.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2014 and 2013. For comparative purposes, we are comparing the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2013. The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included in this report.

Revenue. No revenue was generated for the three and nine months ended September 30, 2014 and 2013.

Total Operating Expenses. For the three months ended September 30, 2014, total operating expenses amounted to $44,273 as compared to $610,188 for the same period in 2013, a decrease of $565,915. For the nine months ended September 30, 2014, total operating expenses amounted to $396,563 as compared to $728,567 for the same period in 2013, a decrease of $332,004. This three and nine month decrease was primarily due to significant reductions in professional fees of $495,466 and $308,696, respectively.  General and administrative expenses and research and development expenses decreased by an aggregate of $70,449 and $23,308 for the three and nine months ended September 30, 2014, respectively.

Total Other Expenses. For the three months ended September 30, 2014, total other expenses decreased by $29,629 as compared to the same period in 2013. For the nine months ended September 30, 2014, total other expenses increased by $29,105 as compared to the same period in 2013. The (decrease) increase in the three and nine month periods was primarily due to a (decrease) increase in interest expense $(29,534) and $37,113, respectively. Additionally, for the nine months ended September 340, 2014, we had a gain on settlement of liabilities of $7,913 as compared to $0 during the same period in the 2013.

Net Loss. For the three months ended September 30, 2014 and 2013, net loss amounted to $61,244, or $0.00 per common share (basic and diluted), and $656,788 or $0.01 per common share (basic and diluted), respectively. For the nine months ended September 30, 2014 and 2013, net loss amounted to $497,807, or $0.00 per common share (basic and diluted), and $800,706 or $0.01 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $731,633 and $18,238 of cash as of September 30, 2014 and a working capital deficit of $511,124 and $8,476 of cash as of December 31, 2013. As a result, the Company’s current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $206,045 for the nine months ended September 30, 2014, compared to $234,166 for the same period in 2013, a decrease of $28,121.

Net cash provided by investing activities during the nine months ended September 30, 2014 was $250,000 compared to $172 for the same period in 2013.  The increase is a result of a return of deposit on a real estate contract that was cancelled during the current period of $250,000.

Net cash used in financing activities during the nine months ended September 30, 2014, was $34,193 compared to net provided by financing activities of $253,484 for the same period in 2013. For the nine months ended September 30, 2014, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $86,193 offset by net proceeds from convertible debentures of $52,000.

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

Going Concern

           As reflected in the unaudited consolidated financial statements of the Company included in this report, we reported a net loss and net cash used in operating activities of $497,807 and $206,045, respectively, for the nine months ended September 30, 2014, has a working capital deficit, stockholders’ deficit and accumulated deficit of $731,633, $731,633 and $2,511,563, respectively, and has no revenues.  These matters raise substantial doubt about our ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on our ability to further implement our business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

Derivative Liability

We evaluate our convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.”  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense).  Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

Revenue Recognition

We had no revenue during the three months ended September 30, 2014. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customer.

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

•	We recently retained an accounting consulting firm to ensure our financial statements contain all necessary adjustments to conform to U.S. GAAP and assist us with the implementation of the above remediation measures.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2014 we issued a convertible note for $58,000 from a Lender (the “Lender”) in exchange for $58,000 less an original issue discount of $5,000 and legal fees of $3,000. The convertible note bears interest at the rate of 10% per annum beginning on August 13, 2014 with a maturity date of nine months from the date of the agreement. We may make optional prepayment to the Lender of an amount in cash equal to 125% multiplied by the then outstanding balance of this note. The note is unsecured. The note provides for conversion to common stock monthly commencing 90 days from the date of the agreement at a conversion price is $0.05 (the “Lender Conversion Price”). Additionally, beginning on the date that is six months after August 13, 2014 and on the same day of each month thereafter until the Maturity Date (each, an “Installment Date”), we shall pay to Lender the applicable Installment Amount due on such date. At our option, payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into shares of the Company’s common stock. The conversion price for each installment shall be the lesser of (i) the lender conversion Price of $0.05, and (ii) 70% of the average of the three (3) lowest closing bid prices in the twenty trading days immediately preceding the applicable conversion, provided that if at any time the average of the three lowest closing bid prices in the twenty Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 65% for all future Conversions. If we, at any time this Note is outstanding, shall sell or issue any Common Stock to the Lender or any third party for a price that is less than the then effective Lender’s Conversion Price, then such Lender Conversion Price shall be automatically reduced and only reduced to equal such lower issuance price.

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

10.3+	Vacant Land Contract (Incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the Commission on November 1, 2013).
10.4.*	Securities Purchase Agreement among AEGA, Inc. and ST. George Investments LLC dated August 13, 2014 *
10.5*	Convertible Promissory Note among AEGA, Inc. and ST. George Investments LLC dated August 13, 2014 *
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certifications
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

+	Portions of this agreement have been omitted and redacted and separately filed with the Securities and Exchange Commission.
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

Date: November 19, 2014	AEGEA, INC.

	By:	/s/ Keith Duffy
Keith Duffy, Chief Executive Officer (Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Keith Duffy
Keith Duffy, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)