Form 10-K
period 2014-12-31
FUTURELAND, CORP.
filed 2015-06-08
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53377

FUTURELAND, CORP.
(Exact name of registrant as specified in its charter)

3637 4th Street Suite 330
St. Petersburg, FL	33704
Address of principal executive offices)	(Zip Code)

(561) 287-5422
(Registrant’s telephone number, including area code)

772 U.S. Highway One, Suite 200
North Palm Beach, FL  33408
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed second fiscal quarter. $0 on June 30, 2014.

The number of shares of the registrant's Common Stock issued and outstanding was 28,144,092 shares as of June 1, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Securities and Exchange Commission encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This report and other written and oral statements that we make from time to time contain such forward-looking statements that set out anticipated results based on management's plans and assumptions regarding future events or performance. We have tried, wherever possible, to identify such statements by using words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," "will" and similar expressions in connection with any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance or results of current and anticipated sales efforts, expenses, the outcome of contingencies, such as legal proceedings, and financial results. Factors that could cause our actual results of operations and financial condition to differ materially are discussed in greater detail under Item 1A – "Risk Factors" of this report.

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

PART 1

ITEM 1. BUSINESS

The Company

FutureLand, CORP. (formerly known as AEGEA, Inc.) ("we", "us", the "Company") was incorporated in Colorado on November 29, 2007 under the name Forever Valuable Collectibles, Inc. We changed our name effective July 1, 2013 in connection with our July 22, 2013 acquisition of AEGEA, LLC which is in the planning stages of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. Prior to the acquisition of AEGEA, LLC, we were been engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

 In connection with the Exchange Agreement, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

In May 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.

As of the date of this report, certain required actions have been taken by the parties such as change in management and the issuance of 27,845,280 common shares as discussed above and such Exchange Agreement is binding on the parties with closing subject to the completion of remaining actions. Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

AEGEA, LLC Acquisition

On July 22, 2013, the Company completed the acquisition of a 100% interest in AEGEA, LLC pursuant to the terms of the March 30, 2013 Share Exchange Agreement (the "Share Exchange Agreement") by and among us, AEGEA, LLC, the members of AEGEA (the "AEGEA Members"), Energis Petroleum, LLC, a Florida limited liability company ("Energis") and the members of Energis, as amended by the Amended and Restated Share Exchange Agreement among the parties dated as of June 5, 2013. Pursuant to the Share Exchange Agreement, we issued 235,000 (post May 1, 2015 reverse division) shares of our common stock, no par value per share, then representing approximately 88.7% of our issued and outstanding shares of common stock in exchange for 100% of the membership interests of AEGEA, LLC. AEGEA, LLC is now our wholly-owned subsidiary.

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

EXHANGE AGREEMENT AND SALE OF AEGEA ASSETS

As discussed above, on March 10, 2015, an Exchange Agreement was entered, by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FWDG and its wholly-owned subsidiary, FLP. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado.

As of the date of this report, certain required actions have been taken by the parties such as change in management and the issuance of 27,845,280 common shares as discussed above and such Exchange Agreement is binding on the parties with closing subject to the completion of remaining actions. Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

We plan on closing on this transaction is the near future. As of the date of closing of the transaction, our current asset will comprise of 240 acres of prime property in southern Colorado and two signed lease agreements for grow facilities on its land. Our business plan is to continue attracting legal license holders to lease land and grow facilities on our 240 acres.  We have other developmental land use plans for other projects being pursued as well.

On, October 30, 2014, FLP closed on 239.96 Acres in La Vita, Colorado in Huerfano County for $60,000.  FLP entered into a lease agreement contract with a lease with Colorado Flower Company, LTD on Dec 1, 2014 allotting 37 acres for their grow facilities.  FLP was formed as a Colorado State company on October 6, 2014 by FutureWorld Corp.

Prior to FLP being formed, the State of Colorado amended their laws allowing cannabis grow facilities to be separated from cannabis dispensaries effectively opening up an entirely new business opportunity that FLP entered into at that time. At such time, FLP pursued the business plan to secure a cannabis or hemp grower to execute their business plan of leasing the land, the structures, the technologies and provide maintenance contracts associated with the grow. Integral to its strategy is to provide the financing for the entire grow operation so as to establish a position by which to harness a competitive advantage in striking the right kind of lease in conjunction with Colorado State laws that would allow FLP to make above average returns.  On Jan 20, 2015 FLP entered a contract with GPS, La Vita, Inc. allotting 5 acres for their immediate grow facilities.  All of these contracts, and land ownings are currently in FLP.

AEGEA PLANNED COMMUNITY

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

Specific planned features of AEGEA include:

•
Shopping, dining and entertainment district with boutique hotels and apartments lining a network of waterways, which will be the primary transportation system. Adjacent grand piazzas will also have shops, restaurants, residential and hospitality, and be used for special events throughout the year. This area will capture the charm and romance of places similar to Venice, Bruges, Annecy and San Antonio's River Walk with bridges, gardens, fountains and other water features throughout.

•
Vast meandering azure lagoons with pristine sandy beaches and islands, surrounded by romantic villages with authentic architecture. The spectacular crystalline water used in the waterways and lagoons will be the first of their kind in the U.S. We plan to include five star hotels, luxury residences, shops, museums, galleries and restaurants, along with water activities.

•	A waterfront wharf setting with shops, restaurants, hotels and cultural attractions surrounding a large bass lake, anchored by a large outdoor gear retailer like Cabela's or Bass Pro Shops. This area will also include a freshwater aquarium and marine research center.

•	Quaint European-style neighborhoods with authentic architecture and culture from around the world will educate and provide immersive living environments. Actual materials and construction techniques, with an unprecedented attention to detail, will be used. Each residential community will be inherently entertaining and draw tourists to experience international restaurants, retail, agricultural products, landscaping, music and other cultural attractions. These areas will be developed over time and will become real functioning communities with both residential and hotel components.

•	Various music venues including an amphitheatre and performing arts center/concert hall with the goal of having Las Vegas shows, Broadway plays, concerts and other entertainment. Live music will be featured throughout the resort.

•	Cultural exhibits, museums and art galleries throughout.

•	Numerous themed attraction areas, each with a specifically designed architectural style and a variety of rides, exhibits and other attractions. Almost 60 indoor rides are planned. Many of the themed areas are based on reality, which is often more entertaining than fictitious characters. These theme parks will be developed in phases over a period of ten years. Among the main-themed areas planned are:

o	A fantasy wonderland for kids based on toys and games,
o	A racing park and ongoing international auto show,
o	A theme park based on the natural wonders of earth,
o	An area with numerous Halloween rides and attractions and a haunted castle,
o	A theme park based on the experience of flying,
o	A themed area based on the future of agriculture, organic food production and the American farm,
o	An area with rides and attractions that relate to space and space travel,
o	A theme park featuring the undersea world with exhibits, aquariums and sunken city,
o	A theme park featuring the latest in roller coasters,
o	A water park,
o	An adventure park with extreme sports,
o	A themed area showcasing the future of transportation, energy and living,
o	A music-themed park,
o	An animal sanctuary and zoo,
o	A movie park and production studio,
o	A state-of-the-art international multi-sport and education complex designed to possibly accommodate future Summer Olympics. This complex will include training and educational facilities for athletes and international students in a variety of sports as well as in sports medicine. The most successful training techniques in the development of successful athletes will be used, including an emphasis on sports psychology. The educational area will have dormitories that house up to 2,000 boarding students from the complex's own elementary, middle, high school and college and have a library, medical and rehabilitation center, spa, wellness center, conference center, condominium towers, hotels, sport stadiums, parks and recreational areas and retail stores. The planned 1,000 acre complex will be constructed in multiple phases,
o
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

We intend that the AEGEA location site will qualify as a Targeted Employment Area ("TEA") under the United States Citizenship and Immigration Service ("USCIS") EB-5 Visa Program (the "EB-5 Program") such that we can accept certain designated investment amounts from EB-5 Investors.  See "Business - EB-5 Funding Program." A TEA is either in a high unemployment area, (calculated as an area with an unemployment rate that is at least 150% of the national average), or a Rural Area ("RA"), which we believe applies to AEGEA.

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

Environmental and Other Regulations

AEGEA will be a very large and complex facility with many components, essentially a city. A number of development-related permits and approvals will be necessary for a project of this magnitude, including approvals from the County and State. A Development of Regional Impact ("DRI") as well as a Comprehensive Plan Amendment will be required from the State of Florida along with an approval of the development from Okeechobee County. A DRI under the Florida Statutes Section 380.06 is defined as "any development which, because of its character, magnitude, or location, would have a substantial effect upon the health, safety or welfare of citizens of more than one county." A DRI is also determined based on the size of the development and on whether the development is significantly impacting state and regional resources and facilities.  Recent changes in the state law now require the DRI process and Comprehensive Plan Amendment to be processed through the County. The DRI, Comprehensive Plan Amendment and County Development approval process occurs simultaneously with each review and approval impacting the other.

We have been engaged in an private offerings of our securities structured so that certain investors will meet the requirements of the U.S. federal EB-5, fifth employment-based visa preference requirements under 8 U.S.C. § 1153 (B)(5)(A) - (D); Immigration and Nationality Act § 203 (B)(5)(A) - (D) (the "INA") program (the "EB-5 Program"). The EB-5 Program is an employment-based visa preference intended to encourage the flow of capital into the United States economy and to promote employment of workers in the United States. To accomplish these goals and so that foreign investors may obtain immigration benefits for having made an investment, the program mandates the minimum capital that foreign investors must contribute and it mandates that 10 full-time jobs must be created on account of each investment. In addition to the return that investors hope to achieve on their investment, foreign investors and their qualifying family members are offered the prospect, but not the guarantee, of conditional lawful permanent residence in the United States. Investors are personally responsible for engaging their own legal representation and advisors regarding the I-526 application process and to apply for the lifting of their conditional status by filing an I-829 within two (2) years of receiving conditional status. We are not responsible to undertake this process on behalf of any individual investor.  Generally, the EB-5 Program calls for a minimum investment of $1,000,000 per investor, in U.S. dollars, with exceptions for high unemployment or low permanent population areas, where the minimum investment has been reduced to $500,000 per investor. We have been advised that our proposed development of AEGEA qualifies for the lower investment amount based upon the new business status of AEGEA. We have not completed any offerings under the EB-5 Program as of the date of this report.

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

Competition

The major competition for AEGEA is found in Orlando, the location of the most popular theme parks in the world including Walt Disney World and Busch Gardens in Tampa. These theme parks, which are well-established and have been around for decades, are trying to update their attractions and venues to maintain attendance levels. Most of the people in our target market have already visited these theme parks and are looking for new parks and attractions. Disney theme parks generally target young children and their families, while Universal theme parks target teenagers with their thrill rides. Disney markets its parks to very young children through its animated films.  In addition, we face additional competition from shopping areas, restaurants, hotels, night clubs, theme parks, zoo's, boating activities and scuba diving in Orlando, Tampa, West Palm Beach, Ft. Lauderdale and Miami where are target markets are located.

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

Research and Development

We have spent an aggregate total of approximately $160,777 for research and development purposes during 2013 and 2014 in connection with the proposed AEGEA resort. Future research and development expenses are dependent upon our ability to raise additional working capital.

Patents and Trademarks

We own the trademark for "AEGEA" and "AEGEA World Resort". These trademarks are registered in the United States.

Employees

We presently have three full time employees, being Cameron Cox as Chief Executive Officer, Sam Talari, acting as a full time Chief Operating Officer (also serving as Chairman and Director), and Karin Rohret as full time accountant and treasurer. Additionally we have a part time CFO, Chuck O'Donnell. Such parties are serving as the new management of the new operations wherein FutureLand, LLC was brought in as the operating subsidiary. Previously there were three full-time employees, Keith Duffy our Chief Executive Officer, Scott Duffy our Executive Vice President and Chief Operating Officer and Jeffrey Cohen our Executive Vice President and Chief Marketing Officer and three part-time employees and contractor.  We are dependent upon both Mr. Cameron Cox and Sam Talari for implementation of our proposed development and execution of our business plan.

ITEM 1A. RISK FACTORS

The risk factors in this section describe the material risks to our business, prospects, results of operations, financial condition or cash flows, and should be considered carefully. In addition, these factors constitute our cautionary statements under the Private Securities Litigation Reform Act of 1995 and could cause our actual results to differ materially from those projected in any forward-looking statements (as defined in such act) made in this Annual Report on Form 10-K. Investors should not place undue reliance on any such forward-looking statements. Any statements that are not historical facts and that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "estimated," "intends," "plans," "believes" and "projects") may be forward-looking and may involve estimates and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.

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

Our future operations are contingent upon raising capital for the development of the AEGEA resort community and have incurred net losses since inception through December 31, 2014 of $2,577,149. Because we have a limited operating history, you will have difficulty evaluating our business and future prospects. This limited operating history, and the unpredictability of the leisure and resort market described above, makes it difficult for investors to evaluate our business and future operating results. An investor in our securities must consider the risks, uncertainties and difficulties frequently encountered by companies in this market. The risks and difficulties we face include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a limited time period in which to implement and evaluate our business strategies as compared to older companies with longer operating histories. Our performance must be considered in light of the risks, expenses and difficulties frequently encountered in establishing new products and markets in the evolving, highly competitive leisure industry. If we cannot successfully manage our business, we may not be able to generate future profits and may not be able to support our operations.

We have a history of losses, our independent registered public accounting firm expressed doubts about our ability to continue as a going concern and we need additional capital to execute our business plan.

As of December 31, 2014, we had not yet achieved profitable operations. We have accumulated losses, a working capital deficiency and we expect to incur further losses in the development of our business, all of which, according to our independent registered public accounting firm, casts substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.

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

Although we have a prepared a preliminary land acquisition plan which includes detailed market analysis, financial feasibility, business plan and other studies, plans to develop other properties than that which were under the Aegea plan, and have identified the properties we want to acquire, we do not have any contracts for the purchase of this land.  Consequently, you will be unable to evaluate the transaction terms, location, and financial or operational data concerning the properties before we invest in them. In addition, you will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our efforts to assemble the real estate needed or our development and operation of those properties. You will be relying entirely on the ability of our management to identify properties, develop them and operate Futurelnd upon such acquisitions and completion, if at all.

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

If we do not raise the funds we need to complete the purchase of the real estate we have identified for development of the AEGEA development, we will enter into fewer contracts for the purchase of real estate and not complete all aspects of our planned initial phase of the AEGEA development. In that case, our ability to obtain future financing and complete the development of all or various phases of AEGEA as we originally envisioned may not be achieved.

We depend highly on our current executive officers whose unexpected loss may adversely impact our business and with whom we do not have a formal employment agreement.

With the entry into the Exchange Agreement with FutureWorld for the acquisition of the FutureLand assets, we will be heavily dependent upon the expertise, experience and continued services of Cameron Cox as the new Chief Executive Officer, and Sam Talari as the Chief Operating Officer for the development of the new land ownership projects and development of the FutureLand projects which are subject of the Exchange Agreement and the new business. We presently do not have an employment agreement with either of them and there can be no assurance that we will be able to retain them or, should one of them choose to leave us for any reason, to attract and retain a replacement or additional key executives. The unexpected loss of one of them may have a material adverse effect on our business, our financial condition, including liquidity and profitability, and our results of operations.

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

We intend to raise funds to purchase the real estate we intend to develop as part of our plan to create and fulfill the requirements of our business plan for growth through the purchase of other land for growing our certain crops. We do not currently have sufficient working capital or commitments for working capital to close on these planned purchases nor do we know when we will be required to complete the intended purchases as we do not have any agreements to acquire the properties we plan to buy.  When the closing dates under the real estate contracts occur, we will be required to pay the balance of the purchase price not covered by our deposits in cash at closing. If we are unable to raise additional funds to finance the purchase of the real estate which we have under contract and have placed a deposit, we will not have sufficient funds at the time of closing to complete the purchase and will lose our deposit.

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

There currently is only a minimal public market for shares of our common stock and an active market may never develop. Our common stock is quoted on the OTC Pink Current Reporting operated by the OTC Market's Group, Inc. under the symbol "FUTL". We may not ever be able to satisfy the listing requirements for our common stock to be listed on any stock exchange, including the trading platforms of NASDAQ Stock Market which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders' equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by, any of the several exchanges and markets to have our common stock listed.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange such as the New York Stock Exchange or the NASDAQ Stock Market, we expect our common stock to remain eligible for quotation on the OTC Pink Current Reporting, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

The market price for our common shares is particularly volatile given our status as a relatively unknown company with a small and thinly traded public float, limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common shares at or above your conversion price, which may result in substantial losses to you.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and thinly traded. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price. Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products and services. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance. We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

The application of the "penny stock" rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The SEC has adopted rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person's account for transactions in penny stocks, and
●	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person, and
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

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

      Our executive offices are located at 3637 4th Street North, Suite 330 Saint Petersburg, FL 33704 where we lease a shared office facility with FutureWorld Corp. at a monthly rental of $500.  Our lease term is month to month. We believe our current space is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink Current Reporting and has traded under the symbol "FUTL." Previously our stock was quoted under the symbol "AEGA" which was changed on May 29, 2015 to FUTL. Prior to July 19, 2013, our symbol was "FVBC" and our stock was thinly traded. On May 1, 2015, our common stock was subject to a 400 to 1 reverse split. On June 1, 2015, the closing sale price for our common stock was $4.50 on the OTCQB. The following table sets forth the range of high and low prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

Fiscal Year 2014	High	Low
October 1, 2014 to December 31, 2014	$19.20	$4.08
July 1, 2014 to September 30, 2014	15.96	3.20
April 1, 2014 to June 30, 2014	32.00	7.44
January 1, 2014 to March 31, 2014	$60.00	$20.00
	High	Low
Fiscal Year 2013
October 1, 2013 to December 31, 2013	$1,020.00	$16.00
July 1, 2013 to September 30, 2013	2,400.00	380.00
April 10, 2013 to June 30, 2013	$800.00	$264.00

As of May June 1, 2015, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 21, 2014, we issued 3,607 shares of common stock for services and valued at $100,940 based on the quoted trading price of $28.00 per share on the grant date.

In March 2014 and May 2014, we issued an aggregate of 2,363 shares of common stock in exchange for conversion of a $17,452 convertible note.

The issuances of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance on Sections 4(a)(2) and 3(a)(9) thereof.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●    "fiscal 2012" – February 3, 2012 through December 31, 2012
●    "fiscal 2013" - January 1, 2013 through December 31, 2013
●    "fiscal 2014" – January 1, 2014 through December 31, 2014

Our History

FutureLand, Corp. formerly Aegea, Inc., ("the Company, "FutureLand", or "Aegea") began operations on February 3, 2012 with the purpose of developing a mega-resort city in South Florida that was to become an international community and leisure destination worldwide. The Company has no revenues and activities consist of organizational activities, capital raising, and developing the business plan. The Company's business will change as a result of the contemplated reverse recapitalization transaction discussed below.

AEGEA, LLC Acquisition

On July 22, 2013, we completed the acquisition of a 100% interest in AEGEA, LLC pursuant to the terms of the March 30, 2013 Share Exchange Agreement (the "Share Exchange Agreement") by and among us, AEGEA, LLC, the members of AEGEA (the "AEGEA Members"), Energis Petroleum, LLC, a Florida limited liability company ("Energis") and the members of Energis, as amended by the Amended and Restated Share Exchange Agreement among the parties dated as of June 5, 2013. Pursuant to the Share Exchange Agreement, we issued 235,000 shares of our common stock, no par value per share, representing approximately 88.7% of our then issued and outstanding shares of common stock in exchange for 100% of the membership interests of AEGEA, LLC. AEGEA, LLC is now our wholly-owned subsidiary.

FutureWorld Stock Purchase of Control

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation.

FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

This transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

In May 2015, the Company changed its name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of the Company's common stock. As of the date of this report, the contemplated share exchange has not been closed, with the surrender of the Series B Preferred Shares to take place, the spin out of the Aegea assets, payment of certain vendor debts under the Exchange Agreement, and issuance of the 4.9% shares to the AEGA Holders to occur.

Description of Business

Previously, the Company had been in the planning phase of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. With the pending acquisition and change in control, the business model continues in the land development and management, with the primary focus on those legal areas of states wherein hemp and related products may be grown, where FutureLand is the property owner under long term leases to certain grow companies.

Subsequent Business. On, October 30, 2014, FLP closed on 239.96 Acres in La Vita, Colorado in Huerfano County for $60,000.  FLP entered into a lease agreement contract with a lease with Colorado Flower Company, LTD on Dec 1, 2014 allotting 37 acres for their grow facilities.  FLP was formed as a Colorado State company on October 6, 2014 by FutureWorld Corp.

Prior to FLP being formed, the State of Colorado amended their laws allowing cannabis grow facilities to be separated from cannabis dispensaries effectively opening up an entirely new business opportunity that FLP entered into at that time. At such time, FLP pursued the business plan to secure a cannabis or hemp grower to execute their business plan of leasing the land, the structures, the technologies and provide maintenance contracts associated with the grow. Integral to its strategy is to provide the financing for the entire grow operation so as to establish a position by which to harness a competitive advantage in striking the right kind of lease in conjunction with Colorado State laws that would allow FLP to make above average returns.  On Jan 20, 2015 FLP entered a contract with GPS, La Vita, Inc. allotting 5 acres for their immediate grow facilities.  All of these contracts, and land ownings are currently in FLP.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2014 and 2013. For comparative purposes, we are comparing the year ended December 31, 2014 to the year ended December 31, 2013.

Revenue. No revenue was generated for the years ended December 31, 2014 and 2013.

Total Operating Expenses. For the year ended December 31, 2014, total operating expenses amounted to $441,230 as compared to $1,306,120 for the year ended December 31, 2013, a decrease of $864,890. This decrease was primarily due to significant reductions in professional fees of $678,207.  General and administrative expenses and research and development expenses decreased by an aggregate of $110,132 and $76,551 for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Total Other Expenses. For the year ended December 31, 2014, total other expenses decreased by $190,065 as compared to the same period in 2013. The decrease was primarily due to a decrease in interest expense $177,070, an increase in gain on settlement of liabilities of $7,913, and an increase in gain from change in fair value of derivative liability of $5,082.

Net Loss. For the year ended December 31, 2014 and 2013, net loss amounted to $563,393, or $1.89 per common share (basic and diluted), and $1,618,348 or $6.25 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $797,219 and $0 of cash as of December 31, 2014 and a working capital deficit of $511,124 and $8,476 of cash as of December 31, 2013. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

In connection with a convertible note dated August 13, 2014 in the amount of $58,000 (see Note 6), on May 29, 201, we received a notice of default from the Lender. In connection with the notice of default, we failed to file its annual report on Form 10-K by the due date (the "10-K Default") and we failed to pay its required installment payment due on April 13, 2015 (the "Payment Default") and has not paid all remaining outstanding principal and interest balances due prior to May 13, 2015 (the "Maturity Default"). Pursuant to the default terms in the agreement, the Lender has elected to increase the outstanding balance by applying the Default Effect (the "Default Effect") and accelerate the outstanding balance. The Default Effect for Major Defaults is equal to the outstanding balance multiplied by 115%. The 10-K Default is a Major Default and the Default Effect is equal to $7,585 ($50,565 x 15%). The Payment Default is a Major Default and the Default Effect is equal to $8,791 ($58,609 x 15%). The Maturity Default is a Major Default and the Default Effect is equal to $10,296 ($68,641 x 15%). The debt agreement also provides that the Default Effect may be applied for up to three Major Defaults and three Minor Defaults. The Lender hereby demanded that the outstanding balance of principal, interest and Default Effect aggregating $79,755 be paid to Lender no later than June 3, 2015.

Net cash used in operating activities was $227,283 for the year ended December 31, 2014, compared to $389,211 for the same period in 2013, a decrease of $161,928. The decrease was a result of cost cutting measures and curtailment of business activities.

Net cash provided by investing activities during the year ended December 31, 2014 was $250,000 compared net cash used in investing activities of $(249,828) for the year ended December 31, 2013 and related to the refund (payment) for vacant land deposit, of $250,000 and $(250,000), respectively.

Net cash used in financing activities during the year ended December 31, 2014, was $(31,193) compared to net cash provided by financing activities of $647,515 for the year ended December 31, 2013. For the year ended December 31, 2014, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $83,193 offset by net proceeds from convertible debentures of $52,000. For the year ended December 31, 2013, cash provided by financing activities were primarily a result of the proceeds received from short term loans (related and non-related parties) of $587,971, proceeds from sale of common stock of $20,000 and proceeds from capital contributions of $40,200.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2014 we have no off-balance sheet arrangements.

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2014 and 2013 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to recurring losses from operations, a working capital deficit, a stockholders' deficit and no revenues. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

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

Stock-based Compensation

ASC 718, "Compensation-Stock Compensation" requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award. We account for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non- Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

Revenue Recognition

We had no revenue during the year ended December 31, 2014. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on pages F-1 through F-15 of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2014.

Management's Annual Report on Internal Control over Financial Reporting

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2014. We have identified the following material weaknesses as of December 31, 2014:

1. Management does not have procedures implemented to timely close its books in order to meet compliance requirements.

2. Management has not implemented procedures to identify and properly monitor the identification of liabilities that required to be accrued at the end of a reporting period.

Remediation of Material Weakness in Internal Control

We believe the following actions we have taken and are taking will be sufficient to remediate the material weaknesses described above.

New management has begun the development and implementation of policies and procedures which include use of a checklist that will be monitored and reviewed on a periodic basis to identify and record liabilities on a timely basis as they occur to make sure they are recorded accurately. The procedures will include a search for unrecorded liabilities on a quarterly basis.  New management currently monitors liabilities by checking them against the accounts payable register to make sure they are legitimate and recorded properly.

The new management of the Corporation believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by December 31, 2015.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

In connection with a convertible note dated August 13, 2014 in the amount of $58,000 (see Note 6), on May 29, 2015 the Company received a notice of default from the Lender. In connection with the notice of default, the Company failed to file its annual report on Form 10-K by the due date (the "10-K Default") and the Company failed to pay its required installment payment due on April 13, 2015 (the "Payment Default") and has not paid all remaining outstanding principal and interest balances due prior to May 13, 2015 (the "Maturity Default"). Pursuant to the default terms in the agreement, the Lender has elected to increase the outstanding balance by applying the Default Effect (the "Default Effect") and accelerate the outstanding balance. The Default Effect for Major Defaults is equal to the outstanding balance multiplied by 115%. The 10-K Default is a Major Default and the Default Effect is equal to $7,585 ($50,565 x 15%). The Payment Default is a Major Default and the Default Effect is equal to $8,791 ($58,609 x 15%). The Maturity Default is a Major Default and the Default Effect is equal to $10,296 ($68,641 x 15%). The debt agreement also provides that the Default Effect may be applied for up to three Major Defaults and three Minor Defaults. The Lender hereby demanded that the outstanding balance of principal, interest and Default Effect aggregating $79,755 be paid to Lender no later than June 3, 2015.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names and ages of our directors and executive officers and their principal occupations at present and for at least the past five years.

Name	Age	Positions and Offices to be Held
Cameron Cox	41	Chief Executive Officer and Director
Sam Talari	53	Chairman, Director and Principal Accounting Officer
John Verghese	55	Director
Chuck O'Donnel	65	Chief Financial Officer

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

Sam Talari -Chairman of the Board and Principal Accounting Officer

Mr. Talari, born and raised as an entrepreneur, found his calling in incubating exciting leading edge technology companies in private and public sector, with a unique business plan merging the boundaries between a hedge fund and a VC. Mr. Talari has been the Chief Executive Officer of FutureWorld Energy, Inc. since November 21, 2005. Mr. Talari served as the Acting Chief Executive Officer at Infrax Systems, Inc. since November 21, 2008 and Chief Operating Officer until October 2009 and served as its Interim President. Mr. Talari founded and manages FutureTech since 2001 and Talari Industries since 2008. He serves as a Director at PowerCon Energy Systems, Inc, and Chairman & CEO of Lockwood Technology. He studied Computer Science and Mathematics at the University of New Hampshire. Mr. Talari holds a Bachelor's Degree in Computer Science, Engineering, and Mathematics from University of Lowell and has a Master's Degree in Finance from Trinity.

John Verghese- Board Member

Seasoned telecommunication expert with 23+ years of experience in building and operating local and wide area networks.  Well rounded in all the functional areas of the telecom industry from planning, engineering and operations to sales and customer support.  Extensive experience working for a local power utility to provide voice, video and data communications to corporate facilities, power plants and substations.  He also now serves as President and CEO of HempTech Corp, a global leader in solutions to the cannabis industry.

Cameron Cox - President and CEO

Mr. Cox is a business entrepreneur with a wide bastion of knowledge to draw upon from many different walks of life.  A real estate expert and developer he brings ground level pragmatism to the field of dreams.  Consummate venture capitalist and advocate of the oncoming Greenrush, Mr. Cox envisions an untapped American oncoming potential to rival anything we have seen, or are likely to see, this century or the next.  A U.S. Army Vet, and graduate of Michigan State University with a BA in Communication he also attended Westminster Theological Seminary for a MDIV and University of South Florida, St. Petersburg for a MBA.

Committees of our Board of Directors

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

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

The Board's process for identifying and evaluating nominees for director, including nominees recommended by stockholders, will involve compiling names of potentially eligible candidates, conducting background and reference checks, conducting interviews with the candidate and others (as schedules permit), meeting to consider and approve the final candidates and, as appropriate, preparing an analysis with regard to particular recommended candidates.

Through their own business activities and experiences each of our directors have come to understand that in  today's business environment, development of useful products and identification of undervalued real estate, along with other related efforts, are the keys to building our company. The directors will seek out individuals with relevant experience to operate and build our current and proposed business activities.

Director Compensation

Our directors do not receive compensation as directors and there is no other compensation being considered at this time.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2014 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2014. Compensation information is shown for the fiscal years ended December 31, 2014 and 2013:

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Keith F. Duffy, Former Chief Executive Officer	2014	60,000 (1)	0	0	60,000
	2013	120,000 (1)	0	0	120,000

Scott M. Duffy, Executive Vice President and
Scott Duffy, Former Chief Operating Officer	2014	60,000 (1)	0	0	60,000
	2013	120,000 (1)	0	0	120,000

(1) Mr. Keith Duffy and Scott Duffy waived their rights to receive compensation they earned in 2014 and 2013 and we accounted for such amounts as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

We have no employment agreements with any of our new executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2014: With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and unexercisable;

●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;

●	the exercise price of such option; and

●	the expiration date of such option; and

●	with respect to each stock award -

●	the number of shares of our common stock that have been earned but have not vested;

●	the market value of the shares of our common stock that have been earned but have not vested;

●	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and

●	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date

Cameron Cox	0	0	0	$ 0

Sam Talari	0	0	0	$ 0

Stock Awards

Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Pay-Out Value of Unearned Shares Have Not Vested

Cameron Cox	0	$ -	0	$ -

Sam Talari	0	$ -	0	$ -

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of May 19, 2015 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care 3637 4th Street North, 330 Saint Petersburg, FL 33704. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Preferred Stock (1)
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Keith F. Duffy (2)	260	26.00%
Scott M. Duffy (3)	260	26.00%
Carran Schneider (4)	320	32.00%
All Officers and Directors as a Group (three persons)	840	84.00%
5% Shareholders:
Dee Investment Management, LLC (5)	160	16.00%

(1)
Based on 1,000 shares of Series B Convertible Preferred Stock outstanding. Each share is entitled to vote, on a one for one million basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote and each share is convertible into one share of our common stock. Such shares are subject to cancellation and surrender under the Exchange Agreement upon performance of the tender of the common shares to the AEGA Holders, as well as payment of certain vendor debts.

(2)
Keith F. Duffy, the Company's Chief Executive Officer and a Director beneficially owns 260 shares of the Series B Preferred stock owned by Ancient Investments, LLC ("Ancient Investments"). Ancient Investments owns 520 shares of the Series B Preferred stock and Keith Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

(3)
Scott M. Duffy, the Company's Executive Vice President, Chief Operating Officer and a Director beneficially owns 260 shares of the Series B Preferred stock owned by Ancient Investments. Ancient Investments owns 520 shares of the Series B Preferred stock and Scott Duffy has a pecuniary interest in and exercises voting and dispositive control over the 50% of the Company's common stock owned by Ancient Investments and disclaims beneficial ownership over the shares in which he does not have a pecuniary interest.

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

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Talari Industries (2)	10,000,000	35.53%
FutureWorld Corp.	17,845,280	63.40%

* less than 1%.

(1)  Based on 28,144,092 shares outstanding. Which represents the post-reverse amount of shares, after issuance of such shares from the AEGA Holder and FutureWorld agreement transaction.

(2)Talari Industries is an entity controlled by our Chairman, Sam Talari.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

      We have specified the following transactions involving related parties with ending balances as of December 31, 2014 and 2013 or that occurred in fiscal 2014 and 2013:

      Short-term loans amounted to $76,807 and $160,000 as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, we received short-term loans from related parties totaling $162,915 and repaid $246,108. The loans are non-interest bearing and are due on demand.

      From August to October 2013, short-term loans totaling $203,000 were made to us by three related parties. The loans are non-interest bearing and are due on demand. As of December 31, 2013, we repaid $33,000 in short-term loans and issued a convertible debenture for $10,000 in exchange for a $10,000 loan resulting in a $160,000 in short-term loan payables to related parties at December 31, 2013.

      A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the "Line of Credit").  The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At December 31, 2014 and 2013, the outstanding balance was $250,000 and $250,000, and accrued interest payable amounted to $126,852 and $81,851, respectively.

During the year ended December 31, 2014, two officers of the Company contributed their time valued at $60,000 each and another officer contributed time and services valued at $18,506, totaling $138,506 in contributed service expense for the year ended December 31, 2014. Rent expense of $3,000 and $6,000 was recognized in 2014 and 2013 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution based on rent for similar space in the local area. Two officers contributed their time valued at $120,000 each and another officer contributed time and consulting services valued at $49,962 for the year ended December 31, 2013. The Company recognized a total of $295,962 in contributed service expense for the year ended December 31, 2013. The Board of Directors valued the contribution based on prevailing rates for similar services in the local area.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal year ended December 31, 2014 and 2013.

	2014	2013
Audit Fees	$24,700	$26,900
Audit-Related Fees	-	7,100
Tax Fees	-	-
All Other Fees	-	-
Total	$24,700	$34,000

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

Audit-Related Fees  — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under "Audit Fees." The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission, other accounting consulting and other audit services.

Tax Fees  — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre- approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
Exhibits required by Item 601 of Regulation S-K:

No.	Description

3.1*	Amendment to Articles of Incorporation
10.1*	Resolution Of Futureland Properties, LLC
10.2*	Preliminary Agreement For Exchange
31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
101.INS*	XBRL INSTANCE DOCUMENT
101.SCH*	XBRL TAXONOMY EXTENSION SCHEMA
101.CAL*	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF*	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureLand, Corp.

Date: June 8, 2015

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	June 8, 2015
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer), Director	June 8, 2015
Sam Talari

/s/ John Verghese	Director	June 8, 2015
John Verghese

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2014 and 2013	F-3

Consolidated Statements of Operations -
For the Years Ended December 31, 2014 and 2013	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended December 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2014 and 2013	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
FutureLand, Corp.

We have audited the accompanying consolidated balance sheets of FutureLand, Corp. and Subsidiaries (formerly known as Aegea, Inc.) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureLand, Corp. and Subsidiaries (formerly known as Aegea, Inc.) as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss and cash used in operations in 2014 of $563,393 and $227,283, respectively, has a working capital deficit, stockholders' deficit and deficit accumulated of $797,219, $797,219 and $2,577,149, respectively, at December 31, 2014.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans as to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
June 8, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328
Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920
www.salbergco.com • info@salbergco.com
Member National Association of Certified Valuation Analysts • Registered with the PCAOB
Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets

	December 31,
	2014	2013

Assets

Current Assets:
Cash	$-	$8,476
Vacant land deposit	-	250,000

Total Current Assets	-	258,476

Total Assets	$-	$258,476

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$86,633	$140,986
Accrued expenses	27,829	27,288
Short-term loans - related parties	76,807	160,000
Convertible debenture payable, net of premium and discount	191,273	105,706
Accrued interest	27,454	3,769
Line of credit - related party	250,000	250,000
Accrued interest - related party	126,852	81,851
Derivative liability	10,371	-

Total Current Liabilities	797,219	769,600

Stockholders' Deficit:
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, $0.0001 no par value; 200,000 shares designated, no shares issued and outstanding at December 31, 2014 and 2013, respectively	-	-
Series B convertible preferred Stock, $0.0001 no par value; 1,000 shares designated, 1,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	2,150	2,150
Common stock, no par value; 1,000,000,000 shares authorized, 298,812 and 292,842 shares issued and outstanding at December 31, 2014 and 2013, respectively	1,012,846	894,506
Additional paid-in capital	764,934	605,976
Accumulated deficit	(2,577,149)	(2,013,756)

Total Stockholders' Deficit	(797,219)	(511,124)

Total Liabilities and Stockholders' Deficit	$-	$258,476

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013

Revenue	$-	$-

Operating Expenses:
General and administrative	69,895	180,027
Professional fees	329,222	1,007,429
Research and development expenses	42,113	118,664

Total Operating Expenses	441,230	1,306,120

Loss from Opertions	(441,230)	(1,306,120)

Other Income (Expenses):
Gains on settlement of liabilities	7,913	-
Interest expense	(135,158)	(312,228)
Change in fair value of derivative liability	5,082	-

Total Other Expenses	(122,163)	(312,228)

Net Loss	$(563,393)	$(1,618,348)

Net Loss Per Common Share:
Basic and Diluted	$(1.89)	$(6.25)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	298,032	258,897

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2014 and 2013

	Series B
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2012	-	$-	235,055	$100,291	$-	$(395,408)	$(295,117)

Capital contribution	-	-	-	-	50,200	-	50,200

Recapitalization	-	-	52,503	-	4,814	-	4,814

Common shares for services	-	-	500	490,000	-	-	490,000

Series B preferred shares issued for services	1,000	2,150	-	-	-	-	2,150

Common shares for convertible debt	-	-	4,759	284,215	-	-	284,215

Common shares issued for cash	-	-	25	20,000	-	-	20,000

Beneficial conversion feature on convertible debt	-	-	-	-	75,000	-	75,000

Put premium reclassification on convertible of notes	-	-	-	-	180,000	-	180,000

Contributed rent and services	-	-	-	-	295,962	-	295,962

Net Loss	-	-	-	-	-	(1,618,348)	(1,618,348)

Balance, December 31, 2013	1,000	2,150	292,842	894,506	605,976	(2,013,756)	(511,124)

Common shares for services	-	-	3,607	100,940	-	-	100,940

Common shares for convertible debt	-	-	2,363	17,400	-	-	17,400

Put premium reclassification on convertible of notes	-	-	-	-	17,452	-	17,452

Contributed rent and services	-	-	-	-	141,506	-	141,506

Net Loss	-	-	-	-	-	(563,393)	(563,393)

Balance, December 31, 2014	1,000	$2,150	$298,812	$1,012,846	$764,934	$(2,577,149)	$(797,219)

See accompanying notes to the consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(563,393)	$(1,618,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	100,940	492,150
Contributed rent and services	141,506	295,962
Amortization of discount and premium related to convertible debt	66,472	252,706
Change in fair value of derivative	(5,082)	-
Loss on settlement of inventory	-	247
Shares issued for accrued interest	-	4,215
Gain on debt conversion	(52)	-
Changes in operating assets and liabilities:
Accounts payable	(36,901)	107,853
Accrued expenses	541	20,698
Accrued interest - debenture payable	23,685	3,769
Accrued interest - related party	45,001	51,537

Net Cash Used in Operating Activities	(227,283)	(389,211)

Cash Flows from Investing Activities:
Acquisition of cash in recapitalization	-	172
Payment for vacant land deposit	-	(250,000)
Refund of vacant land deposit `	250,000	-

Net Cash Provided by (Used in) Investing Activities	250,000	(249,828)

Cash Flows from Financing Activities:
Bank overdraft	-	(656)
Proceed from convertible debentures	52,000	388,000
Proceeds from short-term loan payable	-	160,000
Proceed from short-term loans - related party	162,915	-
Repayment of short-term loans - related party	(246,108)	-
Proceed from line of credit - related party	-	39,971
Proceeds from sales of common stock	-	20,000
Proceed from capital contributions	-	40,200

Net Cash (Used in) Provided by Financing Activities	(31,193)	647,515

Net (Decrease) Increase in Cash	(8,476)	8,476

Cash, beginning of year	8,476	-

Cash, end of year	$-	$8,476

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$17,400	$-
Put premium reclassified to additional paid-in capital	$17,452	$-
Increase in debt discount and derivative liability	$15,453	$-
Conversion of debt to equity	$-	$280,000
Transfer of line of credit to equity	$-	$10,000
Beneficial conversion feature on convertible debt	$-	$75,000
Recapitalization	$-	$4,814

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN

Nature of Operations

FutureLand, Corp. formerly Aegea, Inc., ("the Company, "FutureLand", or "Aegea") began operations on February 3, 2012 with the purpose of developing a mega-resort city in South Florida that was to become an international community and leisure destination worldwide. The Company has no revenues and activities consist of organizational activities, capital raising, and developing the business plan. The Company's business will change as a result of the contemplated reverse recapitalization transaction discussed in Note 11.

Recapitalizations and reverse stock split

On July 22, 2013, members of Aegea, LLC exchanged 100% of the membership interests in Aegea, LLC for 235,055 shares of the Company's common stock, no par value per share, representing approximately 88.7% of the Company's issued and outstanding shares of common stock (the "Exchange"). The Exchange was made pursuant to the terms of the June 5, 2013 Amended and Restated Share Exchange Agreement by and among Aegea, LLC, its members, the Company, Energis Petroleum, LLC, a Florida limited liability company ("Energis") and the members of Energis. The former members of Aegea, LLC obtained voting and management control of the Company upon completion of the Exchange.

Aegea, Inc.'s acquisition of Aegea, LLC was accounted for as a recapitalization of Aegea LLC since the members of Aegea, LLC obtained voting and managing control of Aegea, Inc. Aegea, LLC was the acquirer for financial reporting purposes and Aegea, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Aegea, LLC and Aegea, Inc., the historical operations of Aegea, LLC and their consolidated operations from the July 22, 2013 closing date of the acquisition. Aegea, LLC retroactively applied its name change and recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

In May 2015, the Company changed its name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of the Company's common stock (see Note 11). All share and per share data in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, Florida Heartland EB-5 Regional Center LLC and Aegea, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $563,393 and $227,283, respectively, for the year ended December 31, 2014 and a working capital deficit, stockholders' deficit, and accumulated deficit of $797,219, $797,219, and $2,577,149, respectively, at December 31, 2014 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company's plan is to find a merger candidate and on March 10, 2015, the Company entered into an Exchange Agreement (see Note 11).

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant assumptions and estimates relate to the valuation of equity issued for services, valuation of equity associated with convertible debt, the valuation of derivative liabilities, and the valuation of deferred tax assets. Actual results could differ from these estimates.

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

Level 3: Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The estimated fair value of certain financial instruments, including all current liabilities are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

The following table reflects changes for the year ended December 31, 2014 for all financial assets and liabilities categorized as Level 3 as of December 31, 2014.

Liabilities:
Balance of derivative liabilities as of December 31, 2013	$-
Initial fair value of derivative liabilities attributable to embedded conversion option	15,453
Gain from change in the fair value of derivative liabilities	(5,082)
Balance of derivative liabilities as of December 31 , 2014	$10,371

Stock-based Compensation

ASC 718, "Compensation-Stock Compensation" requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). We measure the cost of employee services received in exchange for an award based on the grant-date fair value of the award.

We account for non-employee share-based awards based upon ASC 505-50, "Equity-Based Payments to Non-Employees." ASC 505-50 requires the costs of goods and services received in exchange for an award of equity instruments to be recognized using the fair value of the goods and services or the fair value of the equity award, whichever is more reliably measurable. The fair value of the equity award is determined on the measurement date, which is the earlier of the date that a performance commitment is reached or the date that performance is complete. Generally, our awards do not entail performance commitments. When an award vests over time such that performance occurs over multiple reporting periods, we estimate the fair value of the award as of the end of each reporting period and recognize an appropriate portion of the cost based on the fair value on that date. When the award vests, we adjust the cost previously recognized so that the cost ultimately recognized is equivalent to the fair value on the vesting date, which is presumed to be the date performance is complete.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Liability

We evaluate convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, "Derivatives and Hedging."  The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability.  In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.  Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2014 and 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $42,113 and $118,664 for the years ended December 31, 2014 and 2013, respectively, relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements

ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year ended December 31, 2014.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." The provisions of ASU No. 2014-15 require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company's consolidated financial statements.

Other accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2014.

NOTE 4: VACANT LAND DEPOSIT

On October 28, 2013, the Company entered into a Vacant Land Contract (the "Agreement") with an unrelated third party to acquire approximately 2,200 acres of land in South Florida. The purchase price of the land is $13,350,000, payable $250,000 no later than October 28, 2013, $750,000 no later than February 18, 2014 and the balance of $12,350,000 in cash at closing, which was required to have occurred on or before March 10, 2014. On October 28, 2013, the Company paid the initial $250,000 refundable deposit and by written notice dated February 17, 2014 has terminated the Agreement, without liability or cost, within the applicable feasibility study period as provided for in the Agreement. The $250,000 was refunded to the Company upon termination of this agreement.

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

Short-term loans amounted to $76,807 and $160,000 as of December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company has received short-term loans from related parties totaling $162,915 and repaid $246,108. The loans are non-interest bearing and are due on demand (see Note 10).

From August to October 2013, short-term loans totaling $203,000 were made to the Company by three related parties (see Note 10). The loans are non-interest bearing and are due on demand. As of December 31, 2013, the Company repaid $33,000 in short-term loans and issued a convertible debenture for $10,000 in exchange for a $10,000 loan (see Note 6) resulting in a $160,000 in short-term loan payables to related parties at December 31, 2013.

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At December 31, 2014 and 2013, the Company had convertible debt consisting of the following:

	December 31, 2014	December 31, 2013
Convertible debt	$168,000	$108,000
Plus: put premium	35,000	33,000
Less: debt discount	(11,727)	(35,294)
Convertible debt, net	$191,273	$105,706

Convertible debt principal payments of $108,000 were in default on maturity date as of December 31, 2014 and $60,000 was in default subsequent to year end as of the issuance date of these consolidated financial statements.

On May 31, 2013, the Company issued a convertible debenture for the sum of $100,000 in exchange for cash.  The Company agreed to accrue interest on the outstanding principal at the rate of 12% per annum beginning on May 31, 2013 and due on the maturity date of August 30, 2013. The Company has the right of prepayment at any time.  Immediately following the date on which the Company mergers with or becomes a public company, the holder of the convertible debenture is entitled to convert all amounts due into shares of the entity which succeeds the Company (the "Successor Entity") at the conversion price of $132.00 per share.  In addition, the convertible debenture automatically converts into common stock of the Successor Entity at $132.00 per share once the Company mergers with or becomes a public company and has entered into a firm commitment for no less than $50,000,000 of debt or equity financing.  There was no beneficial conversion feature ("BCF") recorded at May 31, 2013 because the per share conversion price was greater than the fair value of the common stock per share.  On October 3, 2013, the holder of this note, exercised the right to convert the amount of $100,000 plus accrued interest of $2,992 into 781 shares of common stock at a rate of $132.00 per share per the terms of the agreement.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

In August 2013, the Company entered into three convertible debentures for the total sum of $30,000.  The Company agreed to pay interest and outstanding principal at the rate of 8% per annum beginning on August 12, 2013 and due on the maturity date of one year from the date of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also had the right of prepayment at any time and the holder had the right to convert the outstanding debt into shares of the Company's common stock at a conversion price using the volume weighted average price of the Company's common stock over seven trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 "Distinguishing Liabilities from Equity", the debentures were considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $60,000.  Therefore, the Company recorded interest expense of $30,000 on the dates of the debentures to reflect the put premium.  In November and December 2013, the Company converted debt from these three convertible debentures totaling $30,000 and accrued interest of $536 into 416 shares of common stock at the conversion rate of $244.00, $28.00 and $448.00 per share per the terms of the agreements.

In October and November 2013, the Company entered into nine separate convertible debentures for the total sum of $110,000. The Company agreed to pay interest and outstanding principal at the rate of 8% per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's Common Stock at the conversion price using the volume weighted average price of the Company's Common Stock over seven trading days prior to the conversion date then multiplying the result by 50%. These debentures were considered stock-settled debt since any future stock issued upon conversion will have a fair market value of $220,000. The Company therefore accreted a premium of $110,000 into interest expense immediately since these debentures are convertible on the issuance date. In November and December 2013, the Company converted debt from five of these convertible debentures totaling $50,000 and accrued interest of $112 into 112 shares of the Company's common stock at the conversion rate of $448.00 per share and two of these convertible debentures totaling $40,000 and accrued interest of $381 into 1,388 common shares at the conversion rate of $29.20 per share per the terms of the agreements. At December 31, 2014 and 2013, the outstanding principal balance due pursuant to these convertible debentures amounted to $20,000 and $20,000, respectively, and were in default.

On October 29, 2013, the Company issued a convertible debenture for the sum of $75,000. The Company agreed to accrue interest on outstanding principal at the rate of 25% per annum beginning on October 29, 2013 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company's common stock at the conversion price of $132.00 per common share, or to request repayment in cash.  A BCF value was recorded as debt discount in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt. The Company recorded $39,706 of amortization of the debt discount into interest expense at December 31, 2013. In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014. During the year ended December 31, 2014 the remaining debt discount of $35,294 was amortized into interest expense. At December 31, 2014 and 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $75,000 and $75,000, respectively, and were in default.

In October 2013, the Company issued two convertible debentures for the total sum of $13,000. The Company agreed to pay interest and outstanding principal at the rate of 8% in cash and 17% in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's common stock at the conversion price using the volume weighted average price of the Company's common stock over seven trading days prior to the conversion date then multiplying the result by 50%. These notes were considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore accreted a premium of $13,000 into interest expense immediately since these debentures are convertible on the issuance date. At December 31, 2014 and 2013, the outstanding principal balance due pursuant to this convertible debenture amounted to $13,000 and $13,000, respectively, and were in default.

In December 2013, the Company issued a convertible debenture in the amount of $10,000 which was originally received in September 2013 as a short-term loan from a related party (See Note 5), and two separate convertible debentures in the aggregate principal amount of $50,000.  The Company agreed to pay interest and outstanding principal at the rate of 8% per annum beginning on the respective dates of the agreements, and due on the maturity date of one year from the dates of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of the Company's common stock at a conversion price using the volume weighted average price of the

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

Company's common stock over seven trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 "Distinguishing Liabilities from Equity", the debentures were considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $120,000.  Therefore, the Company recorded interest expense of $60,000 on the dates of the debentures to reflect the put premium.  On December 12, 2013, the Company converted debt from these three convertible debentures totaling $60,000 and accrued interest of $194 into 2,062 shares of the Company's common stock at the conversion rate of $29.20 per share per the terms of the agreements.

In March 2014, the Company issued a convertible debenture for $2,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's Common Stock at the Conversion Price using the volume weighted average price of the Company's Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $4,000. The Company therefore accreted a premium of $2,000 into interest expense immediately since these notes are convertible on the issuance date. At December 31, 2014, the outstanding principal balance due pursuant to this convertible debenture amounted to $2,000.

On March 21, 2014, the Company issued a convertible debenture for $17,452 in exchange for settlement of accounts payable totaling $18,259. The Company agreed to pay interest and outstanding principal at the rate of 8% per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's common stock at the conversion price using the volume weighted average price of the Company's common stock over seven trading days prior to the conversion date then multiplying the result by 50%. These debentures were considered stock settled debt since any future stock issued upon conversion will have a fair market value of $34,904. The Company therefore accreted a premium of $17,452 into interest expense immediately since this debenture is convertible on the issuance date. In March 2014 and May 2014, this debenture was converted into an aggregate of 2,363 shares of common stock (See Note 8).

On August 13, 2014 the Company issued a convertible note for $58,000 from a Lender (the "Lender") in exchange for a price of $58,000 less an original issue discount of $5,000 and legal fees of $3,000. The convertible notes bears interest at the rate of 10% per annum beginning on August 13, 2014 with a maturity date of nine months from the date of the agreement. The Company may make optional prepayment to the Lender of an amount in cash equal to 125% multiplied by the then outstanding balance of this note. The note is unsecured. The note provides for conversion to common stock monthly commencing 90 days from the date of the agreement at a conversion price is $0.05 (the "Lender Conversion Price"). Additionally, beginning on the date that is six months after August 13, 2014 and on the same day of each month thereafter until the Maturity Date (each, an "Installment Date"), the Company shall pay to Lender the applicable Installment Amount due on such date. Payments of each Installment Amount may be made (a) in cash, or (b) by converting such Installment Amount into shares of the Company's common stock. The conversion price for each installment shall be the lesser of (i) the lender conversion Price of $0.05, and(ii) 70% of the average of the three (3) lowest closing bid prices in the twenty trading days immediately preceding the applicable conversion, provided that if at any time the average of the three lowest closing bid prices in the twenty Trading Days immediately preceding any date of measurement is below $0.01, then in such event the then-current conversion factor shall be reduced to 65% for all future Conversions. If the Company, at any time this Note is outstanding, shall sell or issue any Common Stock to the Lender or any third party for a price that is less than the then effective Lender's Conversion Price, then such Lender Conversion Price shall be automatically reduced and only reduced to equal such lower issuance price. The Company has established a reserve of a minimum of 37,500 common shares in connection with this convertible note agreement. Due to the price protection on the lender's conversion price, the Company has classified this note as a derivative financial instrument in accordance with ASC Topic 815, Derivatives and Hedging, requiring bifurcation from the note which is accounted for as a derivative liability. The fair value of derivatives granted is calculated using the Black-Scholes method, which requires the use of subjective assumptions including volatility, expected term, risk-free rate, and the fair value of the underlying common stock. Accordingly, at the date of the agreement, the Company recorded, using the Black Scholes method, a debt discount of $15,453 and a derivative liability of $15,453. Debt discount consisting of the original issue discount, legal fees, and fair value derivative liability at the date of the note aggregating $23,453 is being amortized over the term of the note and amounted to $11,727 for the year ending December 31, 2014 and is included in interest expense on the accompanying consolidated statement of operations. On May 29, 2015, the Company received a notice of default from the Lender (see Note 11).

For the year ended December 31, 2014, the Company recorded a gain of $5,082 from the change in fair value of derivative liability, and at December 31, 2014, derivative liability amounted to $10,371.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the "Line of Credit"). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At December 31, 2014 and 2013, the outstanding balance was $250,000 and $250,000, and accrued interest payable amounted to $126,852 and $81,851, respectively.

NOTE 8: STOCKHOLDERS' DEFICIT

Preferred Stock

On October 4, 2013, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the "Certificate of Designations") with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 1,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock. The Certificate of Designations and their filing were approved by the board of directors of the Company on September 30, 2013 without shareholder approval as provided for in the Company's articles of incorporation and under Colorado law.

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
•
each share is convertible into shares of our common stock at a conversion price of $2,000.00 per share, subject to adjustment, at any time upon : (I) the seventh anniversary of the original issue date of Series A Preferred Stock or (ii) the date the beneficial holder qualifies as a Permanent U.S. resident, whichever occurs earliest,

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

On September 30, 2013, the Company issued 1,000 shares of its Series B Preferred Stock to certain related party officers and directors valued at $2,150 based on the common stock quoted trading value of $2.15 (pre-reverse stock split) at the grant date and a one to one conversion rate of the Series B shares into common stock. The certificate of designation does not provide for any adjustment to the quantity or conversion terms of the Series B convertible preferred stock resulting from stock splits or other recapitalization of common stock of the Company. Therefore, all amounts discussed above reflect pre-reverse stock split amounts.

Common Stock

In April 2013, the company issued a cash call in the amount of $50,000.  The Company received $40,000 from the stockholders, and reduced the line of credit balance by $10,000.  The funds were collected to be used for operating expenses.  An additional $200 was contributed by a stockholder to open a new bank account for the Company.

In July 2013, the Company was deemed to have issued 52,503 common shares pursuant to the recapitalization.  The Company also recorded $4,814 of net assets acquired with an offset to additional paid in capital.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 8: STOCKHOLDERS' DEFICIT (continued)

Common Stock (continued)

On August 21, 2013, 500 shares of common stock were issued for legal services rendered and valued at $490,000 based on the quoted trading price of $980.00 per share on the grant date.

In October 2013, the Company received $20,000 in exchange for 25 shares of common stock issued at the quoted trading price of $800.00 per share on the grant date.

In November and December 2013, the Company issued 4,759 shares upon conversion of certain convertible debenture agreements (See Note 6).

On January 21, 2014, the Company issued 3,607 shares of common stock for services and valued at $100,940 based on the quoted trading price of $28.00 per share on the grant date.

In March 2014 and May 2014, the Company issued an aggregate of 2,363 shares of common stock in exchange for conversion of a $17,452 convertible note (See Note 6).

NOTE 9: INCOME TAXES

The Company has incurred aggregate cumulative net operating losses of approximately $870,779 for income tax purposes as of December 31, 2014. The net operating loss carries forward for United States income taxes, which may be available to reduce future years' taxable income. These carry forwards will expire, if not utilized, starting in 2034. The future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future in accordance with Section 382 of the Internal Revenue Code (See Note 11). Management believes that the realization of the benefits from these losses appears not more than likely due to the Company's limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset to reduce the asset to zero. Management will review this valuation allowance periodically and make adjustments as warranted.

The Company's income tax expense (benefit) differs from the "expected" tax expense for Federal income tax purposes computed by applying a Federal corporate tax rate of 15% to loss before income taxes as follows:
	Years Ended December 31,
	2014	2013
Income tax expense (benefit) at U.S. statutory rate of 15%	$(84,509)	$(242,752)
Income tax benefit - State	(30,987)	(89,009)
Non-deductible expenses	62,287	206,461
Change in valuation allowance	53,209	125,300
Total provision for income tax	$-	$-

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:
Deferred Tax Asset:	December 31, 2014	December 31, 2013
Net operating loss carryforward	$178,509	$125,300
Valuation allowance	(178,509)	(125,300)
Net deferred tax asset	$-	$-

The valuation allowance at December 31, 2013 was $178,509.  The increase during 2014 was $53,209.

The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for unrecognized tax benefits. As of December 31, 2014, tax years 2014 and 2013 remain open for IRS audit. The Company has received no notice of audit from the Internal Revenue Service for any of the open tax years.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

NOTE 10: RELATED PARTIES

Short-term loans were received from directors of the Company or corporations owned by directors of the Company totaling $160,000 during the year ended December 31, 2013. Short-term loans made to the Company by directors of the Company or corporations owned by them totaled $162,915 and $246,108 was repaid during the year ended December 31, 2014. (See Note 5). At December 31, 2014 and 2013, short-term loans related parties amounted to $76,807 and $160,000, respectively.

At December 31, 2014 and 2013, the line of credit payable to related party who is a substantial shareholder of the Company was $250,000 and $250,000, and accrued interest was $126,852 and $81,851, respectively (See Note 7).

During the year ended December 31, 2014, two officers of the Company contributed their time valued at $60,000 each and another officer contributed time and services valued at $18,506, totaling $138,506 in contributed service expense for the year ended December 31, 2014. Two officers contributed their time valued at $120,000 each and another officer contributed time and consulting services valued at $49,962, totaling $289,962 in contributed service expense for the year ended December 31, 2013. Rent expense of $3,000 and $6,000 was recognized for the years ended December 31, 2014 and 2013 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution of rent and services based on the prevailing rates for similar rent and services in the local area and believes the estimates are reasonable.

NOTE 11: SUBSEQUENT EVENTS

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

In connection with the Exchange Agreement, the Company issued an aggregate of 27,845,280 shares of its common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

In May 2015, the Company changed its name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of the Company's common stock.

As of the date of this report, certain required actions have been taken by the parties such as change in management and the issuance of 27,845,280 common shares as discussed above and such Exchange Agreement is binding on the parties with closing subject to the completion of remaining actions. Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

 NOTE 11: SUBSEQUENT EVENTS (continued)

In connection with a convertible note dated August 13, 2014 in the amount of $58,000 (see Note 6), on May 29, 2015 the Company received a notice of default from the Lender. In connection with the notice of default, the Company failed to file its annual report on Form 10-K by the due date (the "10-K Default") and the Company failed to pay its required installment payment due on April 13, 2015 (the "Payment Default") and has not paid all remaining outstanding principal and interest balances due prior to May 13, 2015 (the "Maturity Default"). Pursuant to the default terms in the agreement, the Lender has elected to increase the outstanding balance by applying the Default Effect (the "Default Effect") and accelerate the outstanding balance. The Default Effect for Major Defaults is equal to the outstanding balance multiplied by 115%. The 10-K Default is a Major Default and the Default Effect is equal to $7,585 ($50,565 x 15%). The Payment Default is a Major Default and the Default Effect is equal to $8,791 ($58,609 x 15%). The Maturity Default is a Major Default and the Default Effect is equal to $10,296 ($68,641 x 15%). The debt agreement also provides that the Default Effect may be applied for up to three Major Defaults and three Minor Defaults. The Lender hereby demanded that the outstanding balance of principal, interest and Default Effect aggregating $79,755 be paid to Lender no later than June 3, 2015.