Form 10-Q/A
period 2015-03-31
FUTURELAND, CORP.
filed 2015-06-26
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-53377

FUTURELAND, CORP.
 (Exact Name of Registrant as specified in its charter)

Colorado	41-2230041
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation of organization)

3637 4th Street Suite 330
St. Petersburg, FL
(Address of principal executive offices)

(727) 474-0221
 (Registrant's telephone number, including area code)

AEGEA, INC.
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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed fiscal quarter. $4,392,630 on June 25, 2015.

The number of shares of the registrant's Common Stock issued and outstanding was 28,144,092 shares as of June 25, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)

FORM 10-Q
March 31, 2015

EXPLANATORY NOTE

This amendment is being filed to correct the period of report that is entered in the submission information of this report.  It also corrects the date of the number of shares of the registrant's Common Stock was issued and outstanding from June 21 to June 25 as it should have been.  there are no other changes to this Report 10Q.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2014, in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Item 1. Financial Statements

PART I FINANCIAL INFORMATION

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets

	March 310,	December 31,
	2015	2014
	(Unaudited)
Assets

Current Assets:
Cash	$-	$-
Vacant land deposit	-	-

Total Current Assets	-	-

Total Assets	$-	$-

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$89,237	$86,633
Accrued expenses	27,288	27,829
Short-term loans - related parties	74,998	76,807
Convertible debenture payable, net of premium and discount	191,273	191,273
Accrued interest	27,454	27,454
Line of credit - related party	250,000	250,000
Accrued interest - related party	126,852	126,852
Derivative liability	10,371	10,371

Total Current Liabilities	797,473	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;		-
Series A convertible preferred Stock, $0.0001 no par value; 200,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	2,150	2,150
Series B convertible preferred Stock, $0.0001 no par value; 1,000 shares authorized, 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively
Common stock, no par value; 1,000,000,000 shares authorized, 28,144,092 and 292,842 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	1,012,846	1,012,846
Additional paid-in capital	764,934	764,934
Accumulated deficit	(2,577,403)	(2,577,149)

Total Stockholders' Deficit	(797,473)	(797,219)

Total Liabilities and Stockholders' Deficit	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2015	2014
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
General and administrative	254	41,574
Professional fees		204,825
Research and development expenses	-	7,644

Total Operating Expenses	-	254,043

Loss from Operations	(254)	(254,043)

Other Income (Expenses):
Gains on settlement of liabilities	-	7,913
Interest expense		(40,254)
Interest amortization of debt discount	-	(35,294)

Total Other Expenses	0	(67,635)

Net Loss	$(254)	$(321,678)

Net Loss Per Common Share:
Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,144,092	118,240,375

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(254)	$(321,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	0	100,940
Contributed rent and services		80,006
Amortization of discount and premium related to convertible debt	0	19,452
Change in fair value of derivative	0	35,294
Gain on settlement of liabilities	0	(7,861)
Gain on debt conversion	0	(52)
Changes in operating assets and liabilities:
Accounts payable	2,604	(62,577)
Accrued expenses	0	379
Accrued interest - line of credit	0	5,644
Accrued interest - related party	0	15,159

Net Cash Used in Operating Activities	2,350	(135,294)

Cash Flows from Investing Activities:
Acquisition of cash in recapitalization		-
Refund of vacant land deposit	0	250,000

Net Cash Provided by Investing Activities	0	250,000

Cash Flows from Financing Activities:
Bank overdraft		-
Proceed from convertible debentures		2,000
Proceed from short-term loans - related party	(2,350)	107,500
Repayment of short-term loans - related party	0	(231,109)
Proceed from line of credit - related party		-
Proceed from capital contributions		-

Net Cash (Used in) Provided by Financing Activities	(2,350)	(121,609)

Net Increase in Cash	0	(6,903)

Cash, beginning of period	0	-

Cash, end of period	$0	$1,573

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$-	$17,000
Put premium reclassified to additional paid-in capital	$-	$17,452
Transfer of line of credit to equity	$-	$10,000
Increase in debt discount and derivative liability	$-	$-

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

Recapitalizations and reverse stock split

On July 22, 2014, members of Aegea, LLC exchanged 100% of the membership interests in Aegea, LLC for 235,055 shares of the Company's common stock, no par value per share, representing approximately 88.7% of the Company's issued and outstanding shares of common stock (the "Exchange"). The Exchange was made pursuant to the terms of the June 5, 2014 Amended and Restated Share Exchange Agreement by and among Aegea, LLC, its members, the Company, Energis Petroleum, LLC, a Florida limited liability company ("Energis") and the members of Energis. The former members of Aegea, LLC obtained voting and management control of the Company upon completion of the Exchange.

Aegea, Inc.'s acquisition of Aegea, LLC was accounted for as a recapitalization of Aegea LLC since the members of Aegea, LLC obtained voting and managing control of Aegea, Inc. Aegea, LLC was the acquirer for financial reporting purposes and Aegea, Inc. was the acquired company. Consequently, the consolidated financial statements after completion of the acquisition include the assets and liabilities of both Aegea, LLC and Aegea, Inc., the historical operations of Aegea, LLC and their consolidated operations from the July 22, 2014 closing date of the acquisition. Aegea, LLC retroactively applied its name change and recapitalization pursuant to the terms of the Share Exchange Agreement for all periods presented in the accompanying consolidated financial statements.

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2014. The consolidated balance sheet as of March 31, 2015 was also derived from those audited consolidated financial statements. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2013, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $254 and $321,678, respectively, for the three months ended March 31, 2015 and a working capital deficit, stockholders' deficit, and deficit accumulated during the development stage of $797,473, $617,004, and $2,572,403, respectively, at March 31, 2015 and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the three months ended March 31, 2015.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at March 31, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

Concentrations of Funding

From inception through March 31, 2015, approximately 63% of funding was received from one related party director in the form of interest bearing line of credit loans (see Notes 7 and 9).  The $250,000 was refunded to the Company upon termination of this agreement.

NOTE 4: VACANT LAND DEPOSIT

On October 28, 2014, the Company entered into a Vacant Land Contract (the "Agreement") with an unrelated third party to acquire approximately 2,200 acres of land in South Florida. The purchase price of the land is $13,350,000, payable $250,000 no later than October 28, 2014, $750,000 no later than February 18, 2014 and the balance of $12,350,000 in cash at closing, which was required to have occurred on or before March 10, 2014. On October 28, 2014, the Company paid the initial $250,000 refundable deposit and by written notice dated February 17, 2014 has terminated the Agreement, without liability or cost, within the applicable feasibility study period as provided for in the Agreement. The $250,000 was refunded to the Company upon termination of this agreement.

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

Short-term loans amounted to $74,998 and $76,807 as of March 31, 2015 and 2014, respectively. During the year ended December 31, 2014, the Company has received short-term loans from related parties totaling $162,915 and repaid $246,108. The loans are non-interest bearing and are due on demand (see Note 9).

From August to October 2014, short-term loans totaling $203,000 were made to the Company by three related parties (see Note 10). The loans are non-interest bearing and are due on demand. As of March 31, 2015, the Company repaid $33,000 in short-term loans and issued a convertible debenture for $10,000 in exchange for a $10,000 loan (see Note 6) resulting in a $74,998 in short-term loan payables to related parties at March 31, 2015.

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At March 31, 2015, the Company had convertible debt consisting of the following:

	March 31, 2015	December 31, 2014
Convertible debt	$168,000	$108,000
Plus: put premium	35,000	33,000
Less: debt discount	(11,727)	(35,294)
Convertible debt, net	$191,273	$105,706

Convertible debt principal payments of $108,000 were in default on maturity date as of December 31, 2014 and $60,000 was in default subsequent to year end as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

On May 31, 2014, the Company issued a convertible debenture for the sum of $100,000 in exchange for cash.  The Company agreed to accrue interest on the outstanding principal at the rate of 12% per annum beginning on May 31, 2014 and due on the maturity date of August 30, 2014. The Company has the right of prepayment at any time.  Immediately following the date on which the Company mergers with or becomes a public company, the holder of the convertible debenture is entitled to convert all amounts due into shares of the entity which succeeds the Company (the "Successor Entity") at the conversion price of $132.00 per share.  In addition, the convertible debenture automatically converts into common stock of the Successor Entity at $132.00 per share once the Company mergers with or becomes a public company and has entered into a firm commitment for no less than $50,000,000 of debt or equity financing.  There was no beneficial conversion feature ("BCF") recorded at May 31, 2014 because the per share conversion price was greater than the fair value of the common stock per share.  On October 3, 2014, the holder of this note, exercised the right to convert the amount of $100,000 plus accrued interest of $2,992 into 781 shares of common stock at a rate of $132.00 per share per the terms of the agreement.

In August 2014, the Company entered into three convertible debentures for the total sum of $30,000.  The Company agreed to pay interest and outstanding principal at the rate of 8% per annum beginning on August 12, 2014 and due on the maturity date of one year from the date of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also had the right of prepayment at any time and the holder had the right to convert the outstanding debt into shares of the Company's common stock at a conversion price using the volume weighted average price of the Company's common stock over seven trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 "Distinguishing Liabilities from Equity", the debentures were considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $60,000.  Therefore, the Company recorded interest expense of $30,000 on the dates of the debentures to reflect the put premium.  In November and December 2014, the Company converted debt from these three convertible debentures totaling $30,000 and accrued interest of $536 into 416 shares of common stock at the conversion rate of $244.00, $28.00 and $448.00 per share per the terms of the agreements.

In October and November 2014, the Company entered into nine separate convertible debentures for the total sum of $110,000. The Company agreed to pay interest and outstanding principal at the rate of 8% per annum on the total amount of these debentures and an additional thirty-two percent (32%) strictly in common stock on two of these debentures totaling $20,000 beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's Common Stock at the conversion price using the volume weighted average price of the Company's Common Stock over seven trading days prior to the conversion date then multiplying the result by 50%. These debentures were considered stock-settled debt since any future stock issued upon conversion will have a fair market value of $220,000. The Company therefore accreted a premium of $110,000 into interest expense immediately since these debentures are convertible on the issuance date. In November and December 2014, the Company converted debt from five of these convertible debentures totaling $50,000 and accrued interest of $112 into 112 shares of the Company's common stock at the conversion rate of $448.00 per share and two of these convertible debentures totaling $40,000 and accrued interest of $381 into 1,388 common shares at the conversion rate of $29.20 per share per the terms of the agreements. At March 31, 2015 and 2014, the outstanding principal balance due pursuant to these convertible debentures amounted to $20,000 and $20,000, respectively, and were in default.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

On October 29, 2014, the Company issued a convertible debenture for the sum of $75,000. The Company agreed to accrue interest on outstanding principal at the rate of 25% per annum beginning on October 29, 2014 and payable in quarterly payments at the end of each calendar quarter until the maturity date of February 25, 2014. Upon maturity, the Holder is entitled to convert all amounts due into shares of the Company's common stock at the conversion price of $132.00 per common share, or to request repayment in cash.  A BCF value was recorded as debt discount in the amount of $75,000. Since the actual intrinsic value exceeds the face value of the debt, the BCF equals the amount of the convertible debt. The Company recorded $39,706 of amortization of the debt discount into interest expense at March 31, 2015. In February 2014, the maturity date of the convertible debenture was extended until August 31, 2014. During the year ended December 31, 2014 the remaining debt discount of $35,294 was amortized into interest expense. At March 31, 2015 and 2014, the outstanding principal balance due pursuant to this convertible debenture amounted to $75,000 and $75,000, respectively, and were in default.

In October 2014, the Company issued two convertible debentures for the total sum of $13,000. The Company agreed to pay interest and outstanding principal at the rate of 8% in cash and 17% in common stock per annum on the total amount of these debentures beginning on the date of each agreement and due on the maturity date of one year from the date of the agreements. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's common stock at the conversion price using the volume weighted average price of the Company's common stock over seven trading days prior to the conversion date then multiplying the result by 50%. These notes were considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $26,000. The Company therefore accreted a premium of $13,000 into interest expense immediately since these debentures are convertible on the issuance date. At March 31, 2015 and 2014, the outstanding principal balance due pursuant to this convertible debenture amounted to $13,000 and $13,000, respectively, and were in default.

In December 2014, the Company issued a convertible debenture in the amount of $10,000 which was originally received in September 2014 as a short-term loan from a related party (See Note 5), and two separate convertible debentures in the aggregate principal amount of $50,000.  The Company agreed to pay interest and outstanding principal at the rate of 8% per annum beginning on the respective dates of the agreements, and due on the maturity date of one year from the dates of the agreements.  Beginning on the respective dates of issuance of the debentures, the Company also has the right of prepayment at any time and the holder has the right to convert the outstanding debt into shares of the Company's common stock at a conversion price using the volume weighted average price of the

Company's common stock over seven trading days prior to the date of conversion then multiplying the result by 50%.  Under ASC 480 "Distinguishing Liabilities from Equity", the debentures were considered stock settled debts since any future shares of common stock issued upon conversion will have a fair market value of $120,000.  Therefore, the Company recorded interest expense of $60,000 on the dates of the debentures to reflect the put premium.  On December 12, 2014, the Company converted debt from these three convertible debentures totaling $60,000 and accrued interest of $194 into 2,062 shares of the Company's common stock at the conversion rate of $29.20 per share per the terms of the agreements.

In March 2014, the Company issued a convertible debenture for $2,000. The Company agreed to pay interest and outstanding principal at the rate of eight percent (8%) per annum on the total amount of the debenture beginning on the date of the agreement and due on the maturity date of one year from the date of the agreement. Beginning on the date of issuance, the Company has the right of prepayment at any time. Beginning on the date of issuance, the holder also has the right to convert all of the outstanding debt into shares of the Company's Common Stock at the Conversion Price using the volume weighted average price of the Company's Common Stock over seven (7) trading days prior to the Conversion Date then multiplying the result by 50%. These notes will be considered a stock settled debt since any future stock issued upon conversion will have a fair market value of $4,000. The Company therefore accreted a premium of $2,000 into interest expense immediately since these notes are convertible on the issuance date. At March 31, 2015, the outstanding principal balance due pursuant to this convertible debenture amounted to $2,000.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

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

For the year ended December 31, 2014, the Company recorded a gain of $5,082 from the change in fair value of derivative liability, and at March 31, 2015, derivative liability amounted to $10,371.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

NOTE 7: LINE OF CREDIT – RELATED PARTY

A shareholder of the Company has committed to loan the Company up to $250,000 cash on an as needed basis (the "Line of Credit"). The line of credit bears interest at 18% per annum and all principal and accrued and unpaid interest is due in full on demand at any time on or after June 30, 2014. At March 31, 2015 and 2014, the outstanding balance was $250,000 and $250,000, and accrued interest payable amounted to $97,010 and $27,454, respectively.

NOTE 8: STOCKHOLDERS' DEFICIT

Preferred Stock

On October 4, 2014, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the "Certificate of Designations") with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 1,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock. The Certificate of Designations and their filing were approved by the board of directors of the Company on September 30, 2014 without shareholder approval as provided for in the Company's articles of incorporation and under Colorado law.

Description of Series A Convertible Preferred Stock

The 200,000 shares of Series A Convertible Preferred Stock have the following the designations, rights and preferences:

·	the stated value of each share is $500,
·	the holder of the shares will be entitled to vote, on a one-for-one basis, with the holders of our common stock on all corporate matter on which common shareholder are entitled to vote,
·	the shares pay quarterly dividends in arrears at the rate of 4% per annum based on the stated value of each share,
·	each share is convertible into shares of our common stock at a conversion price of $2,000.00 per share, subject to adjustment, at any time upon : (I) the seventh anniversary of the original issue date of Series A Preferred Stock or (ii) the date the beneficial holder qualifies as a Permanent U.S. resident, whichever occurs earliest,
·	the shares are redeemable by us under certain conditions, and
·	the conversion price of the Series A Convertible Preferred stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Description of Series B Convertible Preferred Stock

The 1,000 shares of Series B Convertible Preferred Stock have the following the designations, rights and preferences:

·	The Company is not permitted to pay or declare dividends or other distributions to the holders of the Series B Preferred Stock, whether in liquidation or otherwise,
·	the holder of the shares will be entitled to vote, on a one million-for-one basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote, and
·	each share is convertible into one share of our common stock.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

On September 30, 2014, the Company issued 1,000 shares of its Series B Preferred Stock to certain related party officers and directors valued at $2,150 based on the common stock quoted trading value of $2.15 (pre-reverse stock split) at the grant date and a one to one conversion rate of the Series B shares into common stock. The certificate of designation does not provide for any adjustment to the quantity or conversion terms of the Series B convertible preferred stock resulting from stock splits or other recapitalization of common stock of the Company. Therefore, all amounts discussed above reflect pre-reverse stock split amounts.

Common Stock

In April 2014, the company issued a cash call in the amount of $50,000.  The Company received $40,000 from the stockholders, and reduced the line of credit balance by $10,000.  The funds were collected to be used for operating expenses.  An additional $200 was contributed by a stockholder to open a new bank account for the Company.

In July 2014, the Company was deemed to have issued 52,503 common shares pursuant to the recapitalization.  The Company also recorded $4,814 of net assets acquired with an offset to additional paid in capital.

On August 21, 2014, 500 shares of common stock were issued for legal services rendered and valued at $490,000 based on the quoted trading price of $980.00 per share on the grant date.

In October 2014, the Company received $20,000 in exchange for 25 shares of common stock issued at the quoted trading price of $800.00 per share on the grant date.

In November and December 2014, the Company issued 4,759 shares upon conversion of certain convertible debenture agreements (See Note 6).

On January 21, 2014, the Company issued 3,607 shares of common stock for services and valued at $100,940 based on the quoted trading price of $28.00 per share on the grant date.

In March 2014 and May 2014, the Company issued an aggregate of 2,363 shares of common stock in exchange for conversion of a $17,452 convertible note (See Note 6).

NOTE 9: RELATED PARTIES

Short-term loans were received from directors of the Company or corporations owned by directors of the Company totaling $160,000 during the year ended December 31, 2014. Short-term loans made to the Company by directors of the Company or corporations owned by them totaled $162,915 and $246,108 was repaid during the year ended December 31, 2014. (See Note 5). At March 31, 2015 and 2014, short-term loans related parties amounted to $76,807 and $160,000, respectively.

At March 31, 2015 and 2014, the line of credit payable to related party who is a substantial shareholder of the Company was $250,000 and $250,000, and accrued interest was $126,852 and $81,851, respectively (See Note 7).

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015 AND 2014

During the year ended December 31, 2014, two officers of the Company contributed their time valued at $60,000 each and another officer contributed time and services valued at $18,506, totaling $138,506 in contributed service expense for the year ended December 31, 2014. Two officers contributed their time valued at $120,000 each and another officer contributed time and consulting services valued at $49,962, totaling $289,962 in contributed service expense for the year ended December 31, 2014. Rent expense of $3,000 and $6,000 was recognized for the years ended December 31, 2014 and 2014 for contribution of office space by an officer of the Company. The Board of Directors valued the contribution of rent and services based on the prevailing rates for similar rent and services in the local area and believes the estimates are reasonable.

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
MARCH 31, 2015 AND 2014

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our History

FutureLand, CORP. (formerly known as AEGEA, Inc.) ("we", "us", the "Company") was incorporated in Colorado on November 29, 2007 under the name Forever Valuable Collectibles, Inc. We changed our name effective July 1, 2014 in connection with our July 22, 2014 acquisition of AEGEA, LLC which is in the planning stages of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. Prior to the acquisition of AEGEA, LLC, we were been engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

AEGEA, LLC Acquisition

On July 22, 2014, we completed the acquisition of a 100% interest in AEGEA, LLC pursuant to the terms of the March 30, 2014 Share Exchange Agreement (the "Share Exchange Agreement") by and among us, AEGEA, LLC, the members of AEGEA (the "AEGEA Members"), Energis Petroleum, LLC, a Florida limited liability company ("Energis") and the members of Energis, as amended by the Amended and Restated Share Exchange Agreement among the parties dated as of June 5, 2014. Pursuant to the Share Exchange Agreement, we issued 94,000,000 shares of our common stock, no par value per share, representing approximately 88.7% of our issued and outstanding shares of common stock in exchange for 100% of the membership interests of AEGEA, LLC. AEGEA, LLC is now our wholly-owned subsidiary.

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

 The origin of AEGEA dates back 4,000 years to one of the greatest and most advanced civilizations on earth, which dominated the eastern Mediterranean region between Greece and Turkey. This area was the crossroads of the world at that time, a land bridge between the Far East, Middle East and Europe. The Aegean's were an industrious and peaceful society, highly skilled in architecture, rich in knowledge, sophisticated in culture, and masters of the sea. Their legacy includes the alphabet, literature, the theatre, hospitality, and the Olympic games. An intriguing mystery still surrounds the disappearance of the Aegean civilization. It is believed that a single cataclysmic event caused this world to disappear into the depths of the sea. The guiding principles of this lost world remain the foundation of our planned city and includes healthy living (mind, body and spirit), harmony with nature, peaceful coexistence, music and the arts, sports and education, architecture and the life-giving essence of water. Since these fundamentals are a unifying factor for all cultures throughout the world, we have the opportunity to unite the world in AEGEA.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended March 31, 2015 and 2014. For comparative purposes, we are comparing the three and nine months ended March 31, 2015 to the three and months ended March 31, 2014. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue. No revenue was generated for the three and nine months ended March 31, 2015 and 2014.

Total Operating Expenses. For the three months ended March 31, 2015, total operating expenses amounted to $254 as compared to $254,043 for the same period in 2014, a decrease of $253,789. This three month decrease was primarily due to significant reductions in professional fees of $204,825.  General and administrative expenses and research and development expenses decreased by an aggregate of $48,964 for the three months ended March 31, 2015.

Total Other Expenses. For the three months ended March 31, 2015, total other expenses decreased by $67,635 as compared to the same period in 2014. Additionally, for the three months ended March 31, 2015, we had a gain on settlement of liabilities of $0 as compared to $7,913 during the same period in the 2014.

Net Loss. For the three months ended March 31, 2015 and 2014, net loss amounted to $254, or $0 per common share (basic and diluted), and $321,678 or $0.00 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $797,473 and $ 617,004 of cash as of March 31, 2015 and a working capital deficit of $797,473 and $511,124 of cash as of March 31, 2015. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $2,350 for the three months ended March 31, 2015, compared to $ 135,294 for the same period in 2014, a decrease of $107,173.

Net cash provided by investing activities during the three months ended March 31, 2015 was $250,000 compared to $0 for the same period in 2014.

Net cash used in financing activities during the three months ended March 31, 2015, was $2,350 compared to net provided by financing activities of $121,609 for the same period in 2013. Cash used in financing activities were primarily a result of repayment of short term loans - related party, partially offset by proceeds from a short-term loan payable - related party.

Cash Requirements

The Company's future capital requirements will depend on numerous factors, including the extent it continues development of its planned resort community and its ability to control costs. The Company will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund its resort development plans.

The Company does not currently have any contractual restrictions on its ability to incur debt and, accordingly the Company could incur significant amounts of indebtedness to finance operations. Any such indebtedness could contain covenants which would restrict the Company's operations.

 Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

          As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $254 and $2,350, respectively, for the three months ended March 31, 2015, has a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $797,473, $617,004 and $2,577,149, respectively, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

We had no revenue during the three months ended March 31, 2015. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customer.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2014. We have identified the following material weaknesses as of June 30, 2014:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by March 31, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 1A. RISK FACTORS.

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

Date: June 26, 2015	AEGEA, INC.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer (Principal Executive Officer)

Date: June 26, 2015	By:	/s/ Sam Talari
Sam Talari, President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)