Form 10-Q
period 2015-05-31
FUTURELAND, CORP.
filed 2015-06-26
CIK 1424549

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

Date: June 25, 2015	AEGEA, INC.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer (Principal Executive Officer)

Date: June 25, 2015	By:	/s/ Sam Talari
Sam Talari, President and Acting Chief Financial Officer (Principal Financial and Accounting Officer)