Form 10-Q
period 2015-06-30
FUTURELAND CORP.
filed 2015-08-21
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-53377

FUTURELAND, CORP.
 (Exact Name of Registrant as specified in its charter)

Colorado	47-2005805
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation of organization)

8400 East Crescent Pkwy., Ste 600
Greenwood Village CO 80111
(Address of principal executive offices)

(720) 370-3554
 (Registrant's telephone number, including area code)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed fiscal quarter. $4,392,630 on August 19, 2015.

The number of shares of the registrant's Common Stock issued and outstanding was 28,144,092 shares as of August 19, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
FORM 10-Q
June 30, 2015

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

Item 1. Financial Statements                                                                      PART I FINANCIAL INFORMATION

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$-	$
Accounts Receivable	1,480,000	0

Total Current Assets	1,480,000	0

Fixed Assets
Land	$60,251	$0
Construction in Process	4,543	0

Total Current Assets	64,794	0

Intangible Asset-Goodwill	1,864,413
Total Assets	$3,409,207	$0

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$119,024	$86,633
Accrued expenses	70,476	27,288
Deferred Revenue	1,409,524	0
Short-term loans - related parties	100,082	76,807
Convertible debenture payable, net of premium and discount		191,273
Accrued interest		27,454
Line of credit - related party		250,000
Derivative liability		10,912
Accrued interest - related party		126,852

Total Current Liabilities	1,699,106	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively		2,150
Series B convertible preferred Stock, no par value; 20,000 shares authorized, 2,000 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively
Common stock, no par value; 1,000,000,000 shares authorized, 119,499,261 and 117,112,619 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,012,846	1,012,846
Additional paid-in capital	764,934	764,934
Accumulated deficit	(67,679)	(2,577,149)

Total Stockholders' Deficit	1,710,101	(797,219)

Total Liabilities and Stockholders' Deficit	$3,409,207	$0

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative	49,236	15,171	51,247	56,745
Professional fees	14,755	76,227	15,504	281,052
Research and development expenses	-	6,849	-	14,493

Total Operating Expenses	63,991	98,247	66,751	352,290

Loss from Operations	(63,991)	(98,247)	(66,751)	(352,290)
Other Income (Expenses):
Gains on settlement of liabilities	-	-	-	7,913
Interest expense		(16,638)		(56,892)
Interest amortization of debt discount	-	-	-	(35,294)

Total Other Expenses	0	(16,638)	0	(84,273)

Net Loss	$(63,991)	$(114,885)	$(66,751)	$(436,563)

Net Loss Per Common Share:

Basic and Diluted	$(0.0005)	$(0.0010)	$(0.0006)	$(0.0037)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	119,499,261	119,491,078	119,499,261	118,869,181

See accompanying notes to unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(66,751)	$(436,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		100,940
Contributed rent and services		141,506
Interest from stock- settled debt		19,400
Amortization-beneficial conversion		35,294
Changes in operating assets and liabilities:
Accounts payable	32,391	(56,926)
Accrued expenses	43,188	379
Accrued interest-line of credit		11,032
Accrued interest-Related Party		26,409

Net Cash Used in Operating Activities	8,828	(158,529)
Cash Flows from Investing Activities:
Purchase of Land	(60,251)
Refund of vacant land deposit		250,000

Net Cash Provided by Investing Activities	(60,251)	250,000

Cash Flows from Financing Activities:
Bank overdraft
Proceed from convertible debentures		2,000
Proceed-short-term loans-related party	51,423	135,362
Repay short-term loans - related party		(237,109)
Proceed-line of credit-related party		-
Proceed from capital contributions		-

Net Cash Provided by (Used In) Financing Activities	51,423	(99,747)

Net (Decrease) Increase in Cash	0	(8,276)

Cash, beginning of period	0	8,476

Cash, end of period	$0	$200
Cash Paid for:
Interest	$	$-
Income taxes	$	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$	$17,400
Put premium reclassified to additional paid-in capital	$	$17,452
Transfer of line of credit to equity	$-	$-

See accompanying notes to the unaudited consolidated financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN

Nature of Operations

FutureLand Properties LLC. was originally formed as a wholly-owned subsidiary of FutureWorld Corp. On October 6, 2014 FutureWorld entered into a Contribution Agreement with FutureLand, a wholly-owned subsidiary of the Company. In accordance with this agreement, FutureLand, in return for contribution of intellectual property, cash, and web development services by the Company, has exchanged 40,000,000 shares of its common stock representing 100% of the shares outstanding. On March, 10th, FutureLand Properties LLC did a merger agreement with Aegea Inc. (FutureLand Corp), ensuing FutureLand Properties LLC to become Aegea Inc. (FutureLand Corp) wholly owned subsidiary. The agreement resulted in the FutureLand Properties LLC's shareholders (FutureWorld Corp) to be issued 27,845,280 shares of Aegea Inc. (FutureLand Corp). This will result in FutureLand Corp's shares being held for investment on FutureWorld's balance sheet.

FutureLand Corp. operates its presented business through its subsidiary, FutureLand Properties, is an agricultural land lease company catering to the industrial hemp, legal medical marijuana and recreational cannabis market. Future Land was started to capitalize upon the distinct separation of the cultivation grows from the dispensaries, specifically with respect to Colorado. In the State of Colorado, which has become the quintessential poster-child for what the industry may look like for the rest of America, at least temporarily, as other states determine what exact direction they will choose to go, there are residency laws that must be adhered to.  For instance, in order to get a license to grow or profit from cannabis in Colorado you must be a 2 year resident.  The laws are very specific; anyone who is not a 2 year resident cannot profit from the sale of the cannabis flower or infused products.  Because of this mandate, Future Land Corp must be a land owner and leaser in order to effectively participate in the cannabis grow industry, which we believe is essential in order to gain a competitive advantage.  We also must own the structures on the land to control the lease and our future position in the industry.

The business model is simple; offer growers the opportunity to grow. We have the land and then we find a growers requiring assist in funding and obtaining their license and grow facility.  Next, we arrange for additional operational items needed, including but not limited to, complete build-outs provided from our associated company, HempTech Corp, in order to capture additional revenue.

Recapitalizations and reverse stock split

In May 2015, the Company changed its name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of the Company's common stock. All share and per share data in the accompanying consolidated financial statements and footnotes have been retroactively restated to reflect the reverse stock split.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, FutureLand Properties, LLC. All inter-company balances and transactions have been eliminated in consolidation.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2014. The consolidated balance sheet as of June 30, 2015 was also derived from those audited consolidated financial statements. The results of operations for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2014, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $63,991 and $ 0 respectively, for the three months ended June 30, 2015 and a working capital deficit, stockholders' deficit, and deficit accumulated during the development stage of $66,751, $67,679, and $67,679, respectively, at June 30, 2015 and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the three months ended June 30, 2015.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

NOTE 4: STOCKHOLDERS' DEFICIT

Preferred Stock

On October 4, 2014 and April 10, 2015, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the "Certificate of Designations") with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 3,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock including 1,000 shares that were previously issued on October 4, 2014. On June 9th, 2015, previously issued 1,000 shares on October 4, 2014 were cancelled. The Certificate of Designations and their filing were approved by the board of directors of the Company on September 30, 2014 without shareholder approval as provided for in the Company's articles of incorporation and under Colorado law.

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

Description of Series B Convertible Preferred Stock

The 2,000 shares of Series B Convertible Preferred Stock have the following the designations, rights and preferences:

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

On April 10, 2015, the Company issued 2,000 shares of its Series B Preferred Stock to certain related party officers and directors valued at $2,150 based on the common stock quoted trading value of $2.15 (post-reverse stock split) at the grant date and a one to one conversion rate of the Series B shares into common stock. The certificate of designation does not provide for any adjustment to the quantity or conversion terms of the Series B convertible preferred stock resulting from stock splits or other recapitalization of common stock of the Company. Therefore, all amounts discussed above reflect pre-reverse stock split amounts.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Common Stock

Of the authorized common stock, 28,144,092 shares are outstanding as of immediately after the closing of the Acquisition and after giving effect to the shares to be issued to the former FutureLand shareholders as a result of the Acquisition. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Pursuant to the Acquisition Agreement, upon consummation of the Acquisition, AEGEA assumed all of FutureLand's options and warrants issued and outstanding immediately prior to the Acquisition. Prior to and as a condition to the closing of the Acquisition, each then-current AEGEA stockholder agreed to surrender certain shares of common stock held by such holder to AEGEA and the then-current AEGEA stockholders will retain or be issued additional shares to be an aggregate of 4.9% of common stock. Therefore, following the Acquisition, FWDG designated holders now hold 27,845,280 shares of AEGEA common stock which is approximately 98.93% of the Company Common Stock outstanding. The percentage ownership by FWDG designated holders will drop to around 94% of common shares after the issuance of the 4.9% new issuance of common shares to the AEGEA stockholders. As of July 22, 2015, 4.9% new issuance of common shares has not been issued to AEGEA stockholders.

NOTE 5: SUBSEQUENT EVENTS

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

As of August 19, 2015, the Company and the lender has agreed on a payment process including cash and limited number of stock. The Company agreed to pay the lender 16,000 shares of FL common stock and $12K per month for 4 month. The Company has already issued the stock and has made the first payment of $12k.

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

FutureLand's Business

FutureLand Corp. was originally formed as a wholly-owned subsidiary of FutureWorld Corp. On October 6, 2014 FutureWorld entered into a Contribution Agreement with FutureLand Corp., a wholly-owned subsidiary of the Company. In accordance with this agreement, FutureLand Corp., in return for contribution of intellectual property, cash, and web development services by the Company, has exchanged 40,000,000 shares of its common stock representing 100% of the shares outstanding. This will result in FutureLand Corp. shares being held for investment on FutureWorld's balance sheet.

FutureLand Corp. operates its presented business through its subsidiary, FutureLand Holdings, is an agricultural company catering to the industrial hemp, legal medical marijuana and recreational cannabis market. Future Land was started to capitalize upon the distinct separation of the cultivation grows from the dispensaries, specifically with respect to Colorado. In the State of Colorado, which has become the quintessential poster-child for what the industry may look like for the rest of America, at least temporarily, as other states determine what exact direction they will choose to go, there are residency laws that must be adhered to.  For instance, in order to get a license to grow or profit from cannabis in Colorado you must be a 2 year resident.  The laws are very specific; anyone who is not a 2 year resident cannot profit from the sale of the cannabis flower or infused products.  Because of this mandate, Future Land Corp must be a land owner and leaser in order to effectively participate in the cannabis grow industry, which we believe is essential in order to gain a competitive advantage.  We also must own the structures on the land to control the lease and our future position in the industry.

The business model is simple; offer growers the opportunity to grow. We have the land and then we find a growers requiring assist in funding and obtaining their license and grow facility.  Next, we arrange for additional operational items needed, including but not limited to, complete build-outs provided from our associated company, HempTech Corp, in order to capture additional revenue.

Solving the Problem of Land to Grow Cannabis

A complete and current market survey was conducted for the Colorado State Department of Revenue which estimated usage in Colorado to be up to 346,000 lbs. per annum for residents and visitors combined.

At December 1, 2014 the Colorado market was currently being serviced by 92 licensed growers which have led to continued shortages in the supply chain.

There are three main customer groups: pharmaceutical and research laboratories, dispensaries, and recreational outlets. The customer segments are sufficiently distinct to be able to target each one differently. The industry has been undergoing consolidation for several years now. We believe will be able to serve the industry by leveraging the competitive edge of healthy, potent plants on a consistent supply basis.

FHL's Land and it's Operations in Walsenburg, Colorado

On, October 30th, 2014 Future Land closed on 239.96 Acres in La Vita, Colorado in Huerfano County for $60,000.  The property has increased in value ten times since then.  At such time, FLH went into overdrive to secure a cannabis grower to execute their business plan of leasing the land, the structures, the technologies and provide maintenance contracts associated with the grow.  Integral to our strategy was to provide the financing for the entire grow operation so as to establish a position by which to harness a competitive advantage in striking the right kind of lease in conjunction with Colorado State laws that would allow FLH to make above average returns.

FLH will have units that are leased out to growers – that have licenses (we will fund the application).  90% of all growing will be done in Grow Houses.

            Medical and Recreational
            FLH will initially focus on Leasing to Recreational Growers due to Demand

FLH will also fund its own grow facilities that will be JV's with local growers (See Grow Houses sections).  This will be done in various states as the market opens up allowing publicly traded companies to do so.  Presently there are 4 legal states plus the District of Columbia open for retail/recreational cannabis:  Alaska, Colorado, Washington, Oregon and Washington D.C. In the next years, it is likely that several more states will also legalize recreational use of cannabis.

Overview of FLH's Land Lease Terms

FLH will lend to the Lessees initial Licensing Costs (out of first proceeds)

            Funding for licenses (lend money for the license)
            Application assistance

Included in Lessees Monthly Rent:

            Road Infrastructure to Grow house
            Building the Grow Houses (FLH will own buildings)
            Equipment
            Access to water (will buy from FLH)
            Technology – through Hemp Tech Corp.
            Security
            Lighting
            Hydroponic Systems – without soil growing
            Office
            Drying Room
            Hoop Houses – temporary
            Water tanks
            Propane tanks
            Generator

Additional costs to Lessee (Not included in Monthly Rent)

            Staffing & Master Grower
            Seeds
            Buy nutrients for plants (i.e., Miracle grow-like nutrients)
            Electricity
            Buying water from FLH

FLH's Current Land Divided into Lots for Lessees and FLH Funded Grow Houses

FLH's Goals – 3 Lessors with 24 Units & 3 FLH funded Grow Houses with 24 Units

Our five year goal is to continue to expand operations in and around the existing operations. Our initial operations are designed with expansion in mind through re-investment. We have chosen facilities, at the expense of initial profits, with this "room for expansion" without significant capital outlay, in mind. This expansion can be achieved through either additional licensed crop growth, i.e. multiple crops, or additional crop rotation through faster maturing crops. We will use the profits from our grow cycles to fund new growth, expand employment and develop the infrastructure in both the medicinal and recreational fields.

We have identified four keys factors that will be instrumental to our success.

1)            The first key factor is the implementation of strict financial controls. By having the proper controls, production efficiency and accountability will be maximized.

2)            The second key factor will be the "never ending pursuit of perfection"; similar to the wine industry, bouquet, flavor and strength are key elements to production.

3)            The third key factor is the recognition and implementation of the philosophy that 100% regulatory compliance and customer satisfaction is required to ensure a profitable business.

4)            The fourth key is consistency, consistency of supply, consistency of product. In an industry currently plagued by product shortages (some dispensaries have had to close their doors due to lack of product) and erratic quality, consistency will ensure continued sales.

Land Lease and Grow Competitors

There are 92 MED Licensed Retail Marijuana Product Manufacturers in Colorado as of December 1, 2014. (See attached "MED Licensed Retail Marijuana Product Manufacturers as of December 1, 2014").  As mentioned previously, this limited number of Product Manufacturers has led to shortages of supply for many Retail Dispensaries.

Grow Licensing

Licensing, both State and Local is a precursor to all production. Initial application will be for Type 1 License which allows for the production of 3,600 plants.  It is envisaged that as the need requires and future production facilities become available, further applications will be made for Type 2 licensing (6,000 plants) and Type 3 licensing (10,000 plants).

Production levels are directly contingent on space availability and set-up costs. Further details relating to set-up costs and operating expenses can be found in the appendices to this document.

Production Level Analysis

Attached as an appendix is a Production Level Financial Analysis which is predicated on the following:

            on average, 1 crop per quarter (13 week grow, harvest, dry and deliver);

            deep water under current systems yield on average 8 ounces a plant (final yields may be higher);

            additional Seeds / Clones purchased in 2nd through 4th quarters to access/blend different strains;

            Federal Income Tax is calculated by the application of Section 280E of the Income Tax

Assessment Act which disallows (amongst other items) items that are not directly attributable to the growth of the product. Therefore, in general, items such as excise duty, rent, advertising, depreciation, legal fees, wages, utilities, and security services that form part of the General and Administrative Expenses of the corporation, on a Federal level, are not allowed as a deduction from income. Legal actions are currently in play to repeal this section of the act in relation to Legalized Marijuana operations. Should such actions be successful it would have the effect of reducing the Federal Income Tax Expense by the following:

            3,600 Plants $ 307,926
            3,200 Plants $ 274,198
            2,800 Plants $ 240,471
            2,400 Plants $ 206,744
            2,000 Plants $ 173,022

Further analysis schedules provide details of the cost / equipment requirement involved in the set-up and operating of an individual crop cycle. Concurrent cycles, subject to licensing constraints, can be approximated by doubling the Supplies, Lighting Equipment, Utilities Analyses and adding additional accounting, sales, growing, harvesting and packaging employees.

Security of the Land and its Products

FutureLand Holdings will make use of the relationship FutureLand Corp (FUTL) has with HempTech Corp. to provide a state of the art security system.  HempTech Systems has the SPIDer (Secure Perimeter Intrusion Detection Network) line of products to meet the needs of security and intrusion detection in the indoor and outdoor cannabis grow industry.

The SPIDer Intrusion Detection network is a multifaceted product family which provides near real-time detection of intruders for either a remote inside facility or large open air agricultural facilities. This technology is derived from the Infrax SPIDer Intrusion detection networks designed for electrical substations and remote facilities in the electric energy business.  Product examples include but not limited to; active fence systems, HD infrared and color camera networked via radio systems, motion detectors, microwave security systems and intelligent LED lighting systems.  Infrax Systems Inc. will design specific packages to support applications ranging from small indoor facilities to large outdoor agriculture facilities covering hundreds of acres.  The SPIDer systems consist of 3 levels of detection to identify intruders and threats in areas that are restricted.

The first level utilizes an electronically charged coaxial cable, FlexPS, woven into your chain link fencing.  Excessive fence movement will set off an alarm through your network notification system that someone is attempting to enter your facility.  This is a very cost effective means to secure your site to meet security requirements for your company.  A Microwave Protection system, MPS* product is also available to protect gates and open fields where appropriate fencing is unavailable.

The second level consists of a microwave intrusion monitoring system μltrawave which creates a secure corridor of detection within the restricted area.  When activated, this system will detect any movement within the defined corridor. Intrusion detection becomes extremely reliable by combining the fence system with the corridor intrusion detection thus eliminating nuisance alarms at the perimeter such as objects hitting a fence.

The third level is a multi-level detection and verification network that uses both level one and level two systems to rapidly identify a potential intruder and provide you information for a rapid decision.  Full motion light and inferred cameras are also integrated into the system. These cameras can be directed by the response of the intrusion detection network. This level of integration requires CaNNaLytiX software to fully integrate all the components.

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended June 30, 2015 and 2014. For comparative purposes, we are comparing the three and nine months ended June 30, 2015 to the three and months ended March 31, 2014. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue. We generated deferred revenue of $1,409,524 for the three ended June 30, 2015.

Total Operating Expenses. For the three months ended June 30, 2015, total operating expenses amounted to $254.  General and administrative expenses and research and development expenses decreased by an aggregate of $48,964 for the three months ended June 30, 2015.

Total Other Expenses. For the three months ended June 30, 2015, total other expenses decreased by $16,638 as compared to the same period in 2014.

Net Loss. For the three months ended June 30, 2015, net loss amounted to $63,991, or $0 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $1,699,106 of cash as of June 30, 2015 and a working capital deficit of $797,473 of cash as of June 30, 2014. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 0 for the three months ended June 30, 2015.

Net cash provided by investing activities during the three months ended June 30, 2015 was $51,423.

Net cash used in financing activities during the three months ended June 30, 2015, was $63,991. Cash used in financing activities were primarily a result of repayment of short term loans - related party, partially offset by proceeds from a short-term loan payable - related party.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $63,991 and $63,991, respectively, for the three months ended June 30, 2015, has a working capital deficit, and deficit accumulated during the development stage of $63,991, and $67,659, respectively, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

We had revenue during the three months ended June 30, 2015. Anticipated future operating revenue will represent revenue upon leasing more land to licensed cultivators.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2015. We have identified the following material weaknesses as of June 30, 2015:

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


•
We recently retained an accounting consulting firm to ensure our financial statements contain all necessary adjustments to conform to U.S. GAAP and assist us with the implementation of the above remediation measures.

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by June 30, 2015.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 21, 2015	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)