Form 10-Q
period 2015-09-30
FUTURELAND CORP.
filed 2015-11-16
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER: 000-53377

FUTURELAND, CORP.
 (Exact Name of Registrant as specified in its charter)

Colorado	47-5218666
(State or other jurisdiction	(I.R.S. Employer Identification No.)
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

The number of shares of the registrant's Common Stock issued and outstanding was 32,397,930 shares as of November 12, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
FORM 10-Q
September 30, 2015

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

Item 1. Financial Statements                                                                      PART I  FINANCIAL INFORMATION

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$	$
Accounts Receivable	0	0
	0	0
Fixed Assets
Land	$60,251	$0
Construction in Process	4,543	0
Total Fixed Assets	64,794	0
Other Assets
Goodwill (Net of Amortization))	57,109,754
Total Assets	$57,174,547	$0

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$38,047	$86,633
Accrued expenses	57,000	27,288
Short-term loans - related parties	148,898	76,807
Convertible debenture payable, net of premium and discount	41,636	191,273
Accrued interest	0	27,454
Line of credit - related party	0	250,000
Derivative liability	0	10,912
Accrued interest - related party	0	126,852
Total Current Liabilities	285,581	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at September 31, 2015 and December 31, 2014, respectively
Series B convertible preferred Stock, no par value; 20,000 shares authorized, 2,000 and 1,000 shares issued and outstanding at September 31, 2015 and December 31, 2014, respectively	2,150	2,150
Common stock, no par value; 1,000,000,000 shares authorized, 28,160,918 and 298,728 shares issued and outstanding at September 31, 2015 and December 31, 2014, respectively	1,015,633	1,012,846
Additional paid-in capital	57,861,119	764,934
Member's Equity	-4,485
Accumulated deficit	-1,985,451	(2,577,149)
Total Stockholders' Equity	56,888,966	(797,219)

Total Liabilities and Stockholders' Deficit	57,174,547	$0

See accompanying notes to unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the Nine Months Ended
	September 31,		September 31,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$	$	$	$
Operating Expenses:
General and administrative	2,616	8,145	2,108	64,890
Professional fees	2,000	18,356	13,315	299,408
Salaries & Benefits	49,600	0	84,800	0
Research and development		17,772	0	32,265

Total Operating Expenses	54,216	44,273	100,223	396,563

Loss from Operations	(54,216)	(44,273)	(100,223)	(396,563)
Other Income (Expenses):
Gains on settlement of liabilities	0	0-	0	7,913
Interest expense	0	(17,066)	0	(109,252)
Interest Amort/debt disc	0	95	0	95
Amortization Expense	1,133,270	0	1,888,784	0

Total Other Expenses	1,133,270	(16,971)	1,888,784	(101,244)

Net Loss	$1,187,486)	$(61,244)	$(1,989,007)	$(497,807)

Net Loss Per Common Share:

Basic and Diluted	$(0.0422)	$(0.001)	$(0.0706)	$(0.00)

Weighted Average Number of Common Shares Outstanding:
Basic and Diluted	28,154,764	298,728 *	69,254,336	297,173 *

* Represents a post reverse of 400-1
See accompanying notes to unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 31,	September 31,
	2015	2014

	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(1,989,007)	$(497,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		100,940
Contributed rent and services		141,506
Interest from stock- settled debt		58,655
Amortization	1,888,784	147
Changes in operating assets and liabilities:
Accounts payable	(45,424)	(60,168)
Accrued expenses	57,000	378
Accrued interest-line of credit		16,848
Accrued interest-Related Party		33,750
Net Cash Used in Operating Activities	(88,647)	(206,045)

Cash Flows from Investing Activities:
Purchase of Land	(60,251)
Refund of vacant land deposit	-	250,000

Net Cash Provided by Investing Activities	(60,251)	250,000

Cash Flows from Financing Activities:
Proceed from convertible debentures	0	52,000
Proceed-short-term loans-related party	148,898	159,915
Repay short-term loans - related party		(246,108)
Proceed-line of credit-related party		-
Proceed from capital contributions		-
Net Cash Provided by (Used In) Financing Activities	148,898	(34,193)

Net (Decrease) Increase in Cash	0	(9,762)

Cash, beginning of period	0	8,476

Cash, end of period	$0	$18,238
Cash Paid for:
Interest	$	$-
Income taxes	$	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$16,000	$17,400
Put premium reclassified to additional paid-in capital	$	$17,452
Transfer of line of credit to equity	$-	$-
Increase in debt discount and derivative liability	$	$15,453

See accompanying notes to the unaudited consolidated financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2014. The consolidated balance sheet as of September 31, 2015 was also derived from those audited consolidated financial statements. The results of operations for the three months ended September 31, 2015 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss and net cash used in operations of $1,985,451 and $ 148,898 respectively, for the three months ended September 31, 2015 and a working capital deficit, stockholders' deficit, and deficit accumulated during the development stage of $148,898, $1,985,451, and $1,985,451, respectively, at September 31, 2015 and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan including leasing more land or facilities, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the three months ended September 31, 2015.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 31, 2015.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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
SEPTEMBER 30, 2015

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

As of August 19, 2015, the Company and the lender has agreed on a payment process including cash and limited number of stock. The Company agreed to pay the lender 16,000 shares of FL common stock and $12K per month for 4 month. The Company has already issued the stock and has made the three payment of $12k.

The Company signed a Convertible note to Iconic Holdings LLC on October 5th, 2015.  Total Face Value of the Note is $ 165,000, initial consideration is $ 50,000 and initial OID is $ 5,000.  Interest at 10% and initial principal sum of $ 55,000 are due October 5th, 2016.  Convertible at 40% of market.   The company is not required to pay any unfunded portion of this note.

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

In May 2015, the Company changed its name to FutureLand Corp. and effected a 1 for 400 reverse stock split of the Company's common stock. This transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

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

FL's Land and its Operations in Walsenburg, Colorado

On, October 30th, 2014 Future Land closed on 239.96 Acres in La Vita, Colorado in Huerfano County for $60,000.  The property has increased in value ten times since then.  At such time, FL went into overdrive to secure a cannabis grower to execute their business plan of leasing the land, the structures, the technologies and provide maintenance contracts associated with the grow.  Integral to our strategy was to provide the financing for the entire grow operation so as to establish a position by which to harness a competitive advantage in striking the right kind of lease in conjunction with Colorado State laws that would allow FL to make above average returns.  FL will have units that are leased out to growers – that have licenses (we will fund the application).  90% of all growing will be done in Grow Houses.

Medical and Recreational - FL will initially focus on Leasing to Recreational Growers due to Demand

FL will also fund its own grow facilities that will be JV's with local growers (See Grow Houses sections).  This will be done in various states as the market opens up allowing publicly traded companies to do so.  Presently there are 4 legal states plus the District of Columbia open for retail/recreational cannabis:  Alaska, Colorado, Washington, Oregon and Washington D.C. In the next years, it is likely that several more states will also legalize recreational use of cannabis.

Overview of FL's Land Lease Terms

FL will lend to the Lessees initial Licensing Costs (out of first proceeds)

            Funding for licenses (lend money for the license)
            Application assistance

Included in Lessees Monthly Rent:

            Road Infrastructure to Grow house
            Building the Grow Houses (FL will own buildings)
            Equipment
            Access to water (will buy from FL)
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
            Buying water from FL

FL's Current Land Divided into Lots for Lessees and FL Funded Grow Houses

FL's Goals – 3 Lessors with 24 Units & 3 FL funded Grow Houses with 24 Units

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

Security of the Land and its Products

FL will make use of the relationship it has with HempTech Corp. to provide a state of the art security system.  HempTech Corp has the SPIDer (Secure Perimeter Intrusion Detection Network) line of products to meet the needs of security and intrusion detection in the indoor and outdoor cannabis grow industry.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 31, 2015 and 2014. For comparative purposes, we are comparing the three and nine months ended September 31, 2015 to the three and months ended March 31, 2014. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue. We generated deferred revenue of $0 for the three ended September 31, 2015.

Total Operating Expenses. For the three months ended September 31, 2015, total operating expenses amounted to $54,216.  General and administrative expenses and research and development expenses decreased by an aggregate of $2,616 for the three months ended September 31, 2015.

Total Other Expenses. For the three months ended September 31, 2015, total other expenses increased by $1,133,270 as compared to the same period in 2014.

Net Loss. For the nine months ended September 31, 2015, net loss amounted to $1,187,486, or $0 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $100,223 of cash as of September 31, 2015 and a working capital deficit of $797,473 of cash as of September 31, 2014. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $88,647 for the nine months ended September 31, 2015.

Net cash provided by investing activities during the three months ended September 31, 2015 was $148,898.

Net cash used in financing activities during the nine months ended September 31, 2015, was $148,898. Cash used in financing activities were primarily a result of repayment of short term loans - related party, offset by proceeds from a short-term loan payable - related party.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $1,187,486 and $148,898, respectively, for the three and nine months ended September 31, 2015, has a working capital deficit, and deficit accumulated during the development stage of $1,989,007, and $67,659, respectively, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition Policy

We recognize revenue when collected. Anticipated future operating revenue will represent revenue upon leasing more land to licensed cultivators and collect such lease revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 31, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 31, 2015. We have identified the following material weaknesses as of September 31, 2015:

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2015	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)