Form 10-Q/A
period 2015-09-30
FUTURELAND CORP.
filed 2015-11-20
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No,. 1)
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

Date: November 20, 2015	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)