Form 10-Q/A
period 2015-09-30
FUTURELAND CORP.
filed 2015-11-20
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY PARAGRAPH

This amended Form 10-Q/A amendment number 2 is being filed to disclose the fact that it was not reviewed by our independent registered public accounting firm.  It is also being filed because amendment number 1 was erroneously filed by the filing agent before any changes had been input.

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

Item 1. Financial Statements                                                                      PART I  FINANCIAL INFORMATION

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Balance Sheets These financial statements were not reviewed by our independent registered public accounting firm

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

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Operations These financial statements were not reviewed by our independent registered public accounting firm

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

These financial statements were not reviewed by our independent registered public accounting firm

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