Form 10-Q/A
period 2015-06-30
FUTURELAND CORP.
filed 2016-02-01
CIK 1424549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q AMENDED

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed fiscal quarter. $4,392,630 on December 21, 2015.

The number of shares of the registrant's Common Stock issued and outstanding was 32,697,930 shares as of January 19, 2016.

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

Item 1. Financial Statements PART I FINANCIAL INFORMATION

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$	$
Accounts Receivable	0	0

Total Current Assets	0	0

Fixed Assets
Land	$60,251	$0
Construction in Process	4,543	0

Total Current Assets	64,794	0

Total Assets	$64,794	$0

Liabilities and Stockholders' Deficit
Current Liabilities: (note 1)
Accounts payable	$37,831	$86,633
Accrued expenses	21,500	27,288
Short-term loans - related parties	105,368	76,807
Convertible debenture payable, net of premium and discount	82,784	191,273
Accrued interest		27,454
Line of credit - related party		250,000
Derivative liability		10,912
Accrued interest - related party		126,852

Total Current Liabilities	247,483	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively
Series B convertible preferred Stock, no par value; 20,000 shares authorized, 3,000 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	6,450	2,150
Common stock, no par value; 1,000,000,000 shares authorized, 28,144,918 and 298,971 shares issued ( post-split adjusted ) and outstanding at June 30, 2015 and December 31, 2014, respectively	1,015,631	1,012,846
Additional paid-in capital	1,437,007	764,934
Accumulated deficit	(2,641,777)	(2577,149)

Total Stockholders' Deficit	(182,689)	(797,219)

Total Liabilities and Stockholders' Deficit	$64,794	$0

See accompanying notes to the unaudited consolidated financial statements.

Consolidated Statements of Operations

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2015		2014		2015		2014

Revenue	$		$		$		$
Operating Expenses:
General and administrative		40,541		15,171		43,366		56,745
Professional fees		20,333		76,227		20,333		281,052
Research and development expenses				6,849				14,493
Total Operating Expenses		60,874		98,247		63,699		352,290

Loss from Operations		(60,874)		(98,247)		(63,699)		(352,290)
Other Income (Expenses):
Gains on settlement of liabilities				-				7,913
Interest expense				(16,638)				(56,892)
Interest amortization of debt discount				-				(35,294)

Total Other Expenses		0		(16,638)		0		(84,273)

Net Loss		$(60,874)		$(114,885)		$(63,699)		$(436,563)

Net Loss Per Common Share:

Basic		$(0.00)		$(0.38)		$(0.00)		$(1.46)

Weighted Average Number Of Common Shares Outstanding:
Basic		17,315,419		298,971		17,315,419		298,971

See accompanying notes to unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(63,699)	$(436,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	0	100,940
Contributed rent and services	0	141,506
Interest from stock- settled debt	0	19,400
Amortization-beneficial conversion	0	35,294
Changes in operating assets and liabilities:
Accounts payable	(3,040)	(56,926)
Accrued expenses	21,500	379
Accrued interest-line of credit		11,032
Accrued interest-Related Party		26,409

Net Cash Used in Operating Activities	(45,239)	(158,529)
Cash Flows from Investing Activities:
Purchase of Land	0
Refund of vacant land deposit	0	250,000
Net Cash Provided by Investing Activities	0	250,000

Cash Flows from Financing Activities:
Proceed from convertible debentures	0	2,000
Proceed-short-term loans-related party	45,239	135,362
Repay short-term loans - related party	0	(237,109)

Net Cash Provided by (Used In) Financing Activities	45,239	(99,747)

	0	(8,276)
Cash, beginning of period	0	8,476

Cash, end of period	$0	$200
Cash Paid for:
Interest	$0	$-
Income taxes	$0	$-
Common stock issued for convertible debt	$0	$17,400
Put premium reclassified to additional paid-in capital	$0	$17,452
Transfer of line of credit to equity	$0	$-

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN

Nature of Operations

The Acquisition and Related Transactions

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. The Exchange Agreement called for transfer of all rights and assets of FLP owned by FWDG into AEGA and certain “additional actions” for the agreement to become fully effective. FWDG transferred all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 240 acres in La Vita, Colorado at the signing of the Exchange Agreement on March 10, 2015. Additional “actions” were necessary for the closing of the Exchange Agreement, including payment of certain vendor payments, the cancellation of the Preferred Series B shares, and the issuance of the subsequent 1,820,000 common shares to the AEGA Holders. The additional “actions” were completed on June 1, 2015, and the Exchange Agreement signed on March 10, 2015, effectively became fully effective and closed on June 9th, 2015.

Based on provision, PART II- TERMS AND ACTIONS, paragraph 1 & 2 of the Exchange Agreement, in return for the AEGA Shares in the common shares held, in combination with such Debt Forgiveness as set forth herein, the AEGA Holders shall receive, post-reverse division, an amount of shares to be equal to four and nine tenths percent (4.9%) of the outstanding shares of Aegea ("Exchanged Shares") when the change in control occurs, and after such reverse division occurs. Such Exchange Shares when issued shall be non-dillutable, meaning that such holdings shall exist as a matter of right for a period of twelve months from the date of issuance, in such percentage. "In order to affect such non-dilutable amount of holdings, the Corporation agrees to issue additional shares to keep such percentage of holdings from being diluted. Such additional shares shall be issued with ten (10) days of the end of each fiscal quarter following a new issuance, for the period of the one year. If after the reverse division there exists due to new issuance by the Corporation in the amount of 30,000,000 shares of common (exclusive to the current issued common shares post reverse held by other shareholders), then the AEGA Holders shall receive an initial 4.9% of such shares, which shall equal to 1,470,000 common shares; hence would entitle FLP shareholders (FWDG) to the issuance of 95.1% of the new issuance of common stock based on 30,000,000 shares of newly issued common stock.

On May 6th, 2015, In connection with the Exchange Agreement signed on March 10, 2015 and the transfer of all FLP assets owned by FWDG into AEGA on the signing of the Exchange Agreement on March 10, 2015, we issued to FutureWorld Corp and or its assignee an 17,845,280 (post reverse division) shares of common and the related company of Talari Industries for 10,000,000 shares of common shares. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the

Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

As of August 31, 2015, the Company has not issued the 4.9% of the outstanding shares of the Company calculated after the reverse stock split to the AEGA Holders. The non-issuance was by the request of the AEGA Holders.

In May 1, 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this report have been retroactively restated to reflect the reverse stock split.

Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

The board of directors, post director change, purchased the assets and corporation being FutureLand from FWDG in exchange for the shares to be issued, which shall be distributed by FWDG. On March 16, 2015, the then current board of directors of Aegea, Inc. Keith Duffy, Scott Duffy, Carran Schneider, David Zajac and Lou Fuoco, did resign as directors of the Corporation, concurrent with the simultaneous appointment of Saed "Sam" Talari and John Verghese being appointed as the sole directors of Aegea, Inc.

The following table takes into account the debt assumption by the surviving company, FutureLand Corp, post-merger;

	SEC	Assumption	Debt
	Filing	of debt by	retained by
	10K	Surviving	Aegea
	12/31/2014	Corporation	Private
Accounts Payable	86,633	35,425	51,208
Accrued expenses	27,288	0	27,288
STL - Related Party	76,807	0	76,807
Convertible Deb Notes	191,273	82,784	108,489
Accrued interest	27,454	0	27,454
Line of Credit-Rel Party	250,000	0	250,000
Derivative Liability	10,912	0	10,912
Accrued Interest-Rel Party	126,852	0	126,852
	797,219	118,209	679,010

The following table shows the equity roll forward post-merger;

FutureLand Corp.
Consolidated Statement of Stockholder's Deficit
June 30, 2015

	Preferred Stock		Preferred Stock		Common		Additional
	Series A		Series B		Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2014
Restated			1,000	2,150	298,971	1,012,846	764,934	(2,577,149)	(797,219)
FutureLand 2014 net loss fwd								(929)	(929)
Preferred Stock issued for Equity			2,000	4,300					4,300
Common stock issued for Equity					27,845,280	2,785	671,925		674,710
Auctus Fund					667		148		148
Net Loss								(63,699)	(63,699)

Balance at June 30, 2015	0	$ -	3,000	$ 6,450	28,144,918	$ 1,015,631	$ 1,437,007	$ (2,641,777)	$ (182,689)

FUTURELAND CORP
Detailed Common Share Transactions
June 30, 2015
	Common		Additional
	Stock		Paid in
	Shares	Amount	Capital
Balance at December 31, 2014	119,499,261	1,012,846	764,934
Effect of 1:400 reverse split May 01, 2015	(119,200,290)	0	0
As restated, December 31, 2014	298,971	1,012,846	764,934
Effect of reverse acquisition on 05-01-2015:
Shares issued to FutureWorld	17,845,280	1,785	433,460
Shares issued to Talari Industries	10,000,000	1,000	238,465

AEGEA assumed liabilities:	27,845,280	2,785	671,925
Auctus Fund	667	0	148

Balance at June 30, 2015	28,144,918	1,015,631	1,437,007

FutureLand Business

FutureLand Properties LLC. was originally formed as a wholly-owned subsidiary of FutureWorld Corp. On October 6, 2014 FutureWorld entered into a Contribution Agreement with FutureLand, a wholly-owned subsidiary of the Company. In accordance with this agreement, FutureLand, in return for contribution of intellectual property, cash, and web development services by the Company, has exchanged 40,000,000 shares of its common stock representing 100% of the shares outstanding. On March, 10th, FutureLand Properties LLC did a merger agreement with Aegea Inc. (FutureLand Corp), ensuing FutureLand Properties LLC to become Aegea Inc. (FutureLand Corp) wholly owned subsidiary. The agreement resulted in the FutureLand Properties LLC’s shareholders (FutureWorld Corp) to be issued 27,845,280 shares of Aegea Inc. (FutureLand Corp). This will result in FutureLand Corp’s shares being held for investment on FutureWorld’s balance sheet.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expense and accrued payroll tax approximate their fair values because of the short maturity of these instruments.

The derivative liabilities are stated at their fair value as a Level 3 measurement. The Company uses a Black-Scholes model to determine the fair values of these derivative liabilities.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of it financial instruments, including stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income.

For option-based simple derivative financial instruments, the Company uses the Black-Scholes option-pricing model to value the derivative instruments at inception and subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted for financial statements not yet issued. The Company adopted ASU 2014-10 during the fourth quarter of 2014, thereby no longer presenting or disclosing any information required by Topic 915. The Company has reviewed all recently issued, but not yet effective, accounting pronouncements up to ASU 2015-10, and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

Accounts Receivable

Generally, the Company requires payment prior to shipment. However, in certain circumstances, the Company grants credit to companies located throughout the U.S. Accounts receivable consists of trade accounts arising in the normal course of business. Accounts receivable for large accounts are secured by the underlying assets of the customer. Smaller accounts receivable, generally less than $10,000, are unsecured and no interest is charged on past due accounts. Accounts for which no payments have been received after 30 days are considered delinquent and customary collection efforts are initiated. Accounts receivable are carried at original invoice amount less a reserve made for doubtful receivables based on a review of all outstanding amounts on a quarterly basis.

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history, and current economic conditions. To date, there has been no need to establish an allowance for doubtful accounts related to accounts receivable.

Deferred Revenue

Deferred revenue represents contractual agreement between the company and the lease holders for requested services that have not been substantially completed. Only one type of deferred revenue is recorded in which it results from lease agreements signed with lease holders in regards to our land, properties or equipment being furnished and the agreement calls for deferred payment on leases based on mutual agreement. For example, the Company may decide to defer rent payments on behalf of the lease holders if the agreement calls for equipment to be furnished or property improvements.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $63,699 and net cash used in operations of $45,239 for the six months ended June 30, 2015 and a stockholders’ deficit accumulated of $2,641,777 respectively, at June 30, 2015. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the six months ended June 30, 2015.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company’s consolidated financial position or results of operations.

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

Description of Series A Convertible Preferred Stock

The 200,000 shares of Series A Convertible Preferred Stock have the following designations, rights and preferences:

·	the stated value of each share is $500,
·	the holder of the shares will be entitled to vote, on a one-for-one basis, with the holders of our common stock on all corporate matters on which common shareholders are entitled to vote,
·	the shares pay quarterly dividends in arrears at the rate of 4% per annum based on the stated value of each share,
·	each share is convertible into shares of our common stock at a conversion price of $2,000.00 per share, subject to adjustment, at any time upon : (I) the seventh anniversary of the original issue date of Series A Preferred Stock or (ii) the date the beneficial holder qualifies as a Permanent U.S. resident, whichever occurs earliest,
·	the shares are redeemable by us under certain conditions, and
·	the conversion price of the Series A Convertible Preferred stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Description of Series B Convertible Preferred Stock

The 2,000 shares of Series B Convertible Preferred Stock have the following the designations, rights and preferences:

·	The Company is not permitted to pay or declare dividends or other distributions to the holders of the Series B Preferred Stock, whether in liquidation or otherwise,
·	the holder of the shares will be entitled to vote, on a one million-for-one basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote, and
·	each share is convertible into one share of our common stock.

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

Common Stock

Of the authorized common stock, 28,144,918 shares are outstanding as of immediately after the closing of the Acquisition and after giving effect to the shares to be issued to the former FutureLand shareholders as a result of the Acquisition. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

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

NOTE 5: SUBSEQUENT EVENTS

In connection with a convertible note dated August 13, 2014 in the amount of $58,000, on May 29, 2015 the Company received a notice of default from the Lender. In connection with the notice of default, the Company failed to file its annual report on Form 10-K by the due date (the "10-K Default") and the Company failed to pay its required installment payment due on April 13, 2015 (the "Payment Default") and has not paid all remaining outstanding principal and interest balances due prior to May 13, 2015 (the "Maturity Default"). Pursuant to the default terms in the agreement, the Lender has elected to increase the outstanding balance by applying the Default Effect (the "Default Effect") and accelerate the outstanding balance. The Default Effect for Major Defaults is equal to the outstanding balance multiplied by 115%. The 10-K Default is a Major Default and the Default Effect is equal to $7,585 ($50,565 x 15%). The Payment Default is a Major Default and the Default Effect is equal to $8,791 ($58,609 x 15%). The Maturity Default is a Major Default and the Default Effect is equal to $10,296 ($68,641 x 15%). The debt agreement also provides that the Default Effect may be applied for up to three Major Defaults and three Minor Defaults. The Lender hereby demanded that the outstanding balance of principal, interest and Default Effect aggregating $82,784 be paid to Lender no later than June 3, 2015.

As of August 19, 2015, the Company and the lender has agreed on a payment process including cash and limited number of stock. The Company agreed to pay the lender 16,000 shares of FL common stock and $12K per month for

4 month. The Company has already issued the stock and has made the first payment of $12k.

CHANGES IN COMMON STOCK

Number of common shares issued on 06/30/2015 is 28,144,918. We report 32,697,930 shares outstanding as of January 19, 2016. The difference is 4,553,012. Those shares are issued as follows:

08/05/2015 George Investments 16,000 (see previous paragraph)

10/09/2015 AEGEA Entertainment 1,470,000 (per agreement)

10/09/2015 AEGEA Share Holders -202,988 (cancellation of shares per agreement)

10/22/2015 Cameron Cox, CEO 2,970,000 (per employment contract/Bonus/stock compensation

01/12/2016 Saeed Talari 300,000  ( Officer wages – Sam Talari )

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

FutureLand’s Business

FutureLand Corp. was originally formed as a wholly-owned subsidiary of FutureWorld Corp. On October 6, 2014 FutureWorld entered into a Contribution Agreement with FutureLand Corp., a wholly-owned subsidiary of the Company. In accordance with this agreement, FutureLand Corp., in return for contribution of intellectual property, cash, and web development services by the Company, has exchanged 40,000,000 shares of its common stock representing 100% of the shares outstanding. This will result in FutureLand Corp. shares being held for investment on FutureWorld’s balance sheet.

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

FHL’s Land and it’s Operations in Walsenburg, Colorado

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

▪ Medical and Recreational

▪ FLH will initially focus on Leasing to Recreational Growers due to Demand

FLH will also fund its own grow facilities that will be JV’s with local growers (See Grow Houses sections). This will be done in various states as the market opens up allowing publicly traded companies to do so. Presently there are 4 legal states plus the District of Columbia open for retail/recreational cannabis: Alaska, Colorado, Washington, Oregon and Washington D.C. In the next years, it is likely that several more states will also legalize recreational use of cannabis.

Overview of FLH’s Land Lease Terms

FLH will lend to the Lessees initial Licensing Costs (out of first proceeds)

▪ Funding for licenses (lend money for the license)

▪ Application assistance

Included in Lessees Monthly Rent:

▪ Road Infrastructure to Grow house

▪ Building the Grow Houses (FLH will own buildings)

▪ Equipment

▪ Access to water (will buy from FLH)

▪ Technology – through Hemp Tech Corp.

▪ Security

▪ Lighting

▪ Hydroponic Systems – without soil growing

▪ Office

▪ Drying Room

▪ Hoop Houses – temporary

▪ Water tanks

▪ Propane tanks

▪ Generator

Additional costs to Lessee (Not included in Monthly Rent)

▪ Staffing & Master Grower

▪ Seeds

▪ Buy nutrients for plants (i.e., Miracle grow-like nutrients)

▪ Electricity

▪ Buying water from FLH

FLH’s Current Land Divided into Lots for Lessees and FLH Funded Grow Houses

FLH’s Goals – 3 Lessors with 24 Units & 3 FLH funded Grow Houses with 24 Units

Our five year goal is to continue to expand operations in and around the existing operations. Our initial operations are designed with expansion in mind through re-investment. We have chosen facilities, at the expense of initial profits, with this “room for expansion” without significant capital outlay, in mind. This expansion can be achieved through either additional licensed crop growth, i.e. multiple crops, or additional crop rotation through faster maturing crops. We will use the profits from our grow cycles to fund new growth, expand employment and develop the infrastructure in both the medicinal and recreational fields

We have identified four keys factors that will be instrumental to our success.

1) The first key factor is the implementation of strict financial controls. By having the proper controls, production efficiency and accountability will be maximized.

2) The second key factor will be the “never ending pursuit of perfection”; similar to the wine industry, bouquet, flavor and strength are key elements to production.

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

Land Lease and Grow Competitors

There are 92 MED Licensed Retail Marijuana Product Manufacturers in Colorado as of December 1, 2014. (See attached “MED Licensed Retail Marijuana Product Manufacturers as of December 1, 2014”). As mentioned previously, this limited number of Product Manufacturers has led to shortages of supply for many Retail Dispensaries.

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

Production Level Analysis

Attached as an appendix is a Production Level Financial Analysis which is predicated on the following:

▪ on average, 1 crop per quarter (13 week grow, harvest, dry and deliver);

▪ deep water under current systems yield on average 8 ounces a plant (final yields may be higher);

▪ additional Seeds / Clones purchased in 2nd through 4th quarters to access/blend different strains;

▪ Federal Income Tax is calculated by the application of Section 280E of the Income Tax

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

▪ 3,600 Plants $ 307,926

▪ 3,200 Plants $ 274,198

▪ 2,800 Plants $ 240,471

▪ 2,400 Plants $ 206,744

▪ 2,000 Plants $ 173,022

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

Revenue. We generated deferred revenue of $1,409,524 for the three ended June 30, 2015. However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

Total Operating Expenses. For the three months ended June 30, 2015, total operating expenses amounted to $42,517.  General and administrative expenses and research and development expenses increased by an aggregate of $18,487 for the three months ended June 30, 2015.

Total Other Expenses. For the three months ended June 30, 2015, total other expenses decreased by $(16,638) as compared to the same period in 2014.

Net Loss. For the three months ended June 30, 2015, net loss amounted to $42,517, or $0 per common share (basic and diluted), respectively.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $45,977 of cash as of June 30, 2015 and a working capital deficit of $436,563 of cash as of June 30, 2014. As a result, the Company’s current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 3,761 for the three months ended June 30, 2015.

Net cash provided by investing activities during the three months ended June 30, 2015 was $ 0.

Net cash used in financing activities during the three months ended June 30, 2015, was $48,105. Cash used in financing activities were primarily a result of repayment of short term loans - related party, partially offset by proceeds from a short-term loan payable - related party.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $45,977 and $ 3,761, respectively, for the three months ended June 30, 2015, has a working capital deficit, and deficit accumulated during the development stage of $42,517, and $42,517, respectively, and is in the development stage with no revenues. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to further implement its business plan, raise additional capital, and generate revenues. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue. We generated deferred revenue of $1,409,524 for the three ended June 30, 2015. However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

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

Date: December 22, 2015	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)