Form 10-Q/A
period 2015-09-30
FUTURELAND CORP.
filed 2016-04-12
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 3)

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed fiscal quarter. $4,392,630 on December 29, 2015.

The number of shares of the registrant's Common Stock issued and outstanding was 32,697,930 shares as of January 29, 2016.

FUTURELAND, CORP. AND SUBSIDIARIES
FORM 10-Q/A
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

Item 1. Financial Statements                                                                      PART I  FINANCIAL INFORMATION

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current Assets:
Cash	$0	$0
Accounts Receivable	0	0

Total Current Assets	0	0

Fixed Assets
Land	$60,251	$0
Construction in Process	4,543	0

Total Current Assets	64,794	0

Intangible Asset-Goodwill	0	0
Total Assets	$64,794	$0

Liabilities and Stockholders' Deficit
Current Liabilities:
Accounts payable	$88,547	$86,633
Accrued expenses	56,500	27,288
Short-term loans - related parties	148,908	76,807
Convertible debenture payable, net of premium and discount	43,925	191,273
Accrued interest	0	27,454
Line of credit - related party	0	250,000
Derivative liability	0	10,912
Accrued interest - related party	0	126,852

Total Current Liabilities	337,880	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively
Series B convertible preferred Stock, no par value; 20,000 shares authorized, and 3,000 & 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	6,450	2,150
Common stock, .0001 par value; 1,000,000,000 shares authorized, 28,160,918 and 298,971 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,015,633	1,012,846
Additional paid-in capital	1,453,005	764,934
Accumulated deficit	(2,748,175)	(2577,149)

Total Stockholders' Deficit	(273,087)	(797,219)

Total Liabilities and Stockholders' Deficit	$64,794	$0

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended		For the nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative	3,056	8,145	11,232	64,890
Personnel Cost	49,100	0	84,300	0
Professional Fees	52,100	18,356	72,424	299,408
Research and development expenses	0	17,772	0	32,265
Total Operating Expenses	104,256	44,273	167,956	396,563

Loss from Operations	(104,256)	(44,273)	(167,956)	(396,563)
Other Income (Expenses):
Gains on settlement of liabilities		-		7,913
Interest expense	(2,141)	(17,066)	(2,141)	(109,252)
Interest amortization of debt discount		95		95

Total Other Expenses	(2,141)	(16,971)	(2,141)	(101,244)

Net Loss	$(106,397)	$(61,244)	$(170,097)	$(497,807)

Net Loss Per Common Share:

Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number Of Common Shares Outstanding:
Basic and Diluted	28,154,764	298,728	15,351,263	297,173

See accompanying notes to unaudited consolidated financial statements.

FUTURELAND CORP AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(170,097)	$(497,807
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	0	100,940
Contributed rent and services	0	141,506
Interest from stock- settled debt	0	58,655
Amortization-beneficial conversion	0	147
Changes in operating assets and liabilities:
Accounts payable	51,531	(60,168)
Accrued expenses	56,500	379
Accrued interest-line of credit	0	16,848
Accrued interest-Related Party	0	33,750

Net Cash Used in Operating Activities	108,031	(158,529
Cash Flows from Investing Activities:
Purchase of Land	0	0
Refund of vacant land deposit	0	250,000
Net Cash Provided by Investing Activities	0	250,000

Cash Flows from Financing Activities:
Repay convertible debentures	(25,000	52,000
Proceed-short-term loans-related party	87,066	159,915
Repay short-term loans – rel party	0	(246,108

Net Cash Provided by (Used In) Financing Activities	62,066	(34,193)

Net (Decrease) Increase in Cash	0	(9,762)
Cash, beginning of period	0	8,476

Cash, end of period	$0	$200
Cash Paid for:
Interest	$0	$0
Income taxes	$0	$0
Common stock issued for convertible debt	$16,000	$17,400
Put premium reclassified to additional paid-in capital	$0	$17,452
Increase in Debt Discount	$0	$15,453

See accompanying notes to the unaudited consolidated financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN

Nature of Operations

The Acquisition and Related Transactions
On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. The Exchange Agreement called for transfer of all rights and assets of FLP owned by FWDG into AEGA and certain "additional actions" for the agreement to become fully effective. FWDG transferred all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 240 acres in La Vita, Colorado at the signing of the Exchange Agreement on March 10, 2015. Additional "actions" were necessary for the closing of the Exchange Agreement, including payment of certain vendor payments, the cancellation of the Preferred Series B shares, and the issuance of the subsequent 1,820,000 common shares to the AEGA Holders. The additional "actions" were completed on June 1, 2015, and the Exchange Agreement signed on March 10, 2015, effectively became fully effective and closed on June 9th, 2015.
Based on provision, PART II- TERMS AND ACTIONS, paragraph 1 & 2 of the Exchange Agreement, in return for the AEGA Shares in the common shares held, in combination with such Debt Forgiveness as set forth herein, the AEGA Holders shall receive, post-reverse division, an amount of shares to be equal to four and nine tenths percent (4.9%) of the outstanding shares of Aegea ("Exchanged Shares") when the change in control occurs, and after such reverse division occurs. Such Exchange Shares when issued shall be non-dilutable, meaning that such holdings shall exist as a matter of right for a period of twelve months from the date of issuance, in such percentage. "In order to affect such non-dilutable amount of holdings, the Corporation agrees to issue additional shares to keep such percentage of holdings from being diluted. Such additional shares shall be issued with ten (10) days of the end of each fiscal quarter following a new issuance, for the period of the one year. If after the reverse division there exists due to new issuance by the Corporation in the amount of 30,000,000 shares of common (exclusive to the current issued common shares post reverse held by other shareholders), then the AEGA Holders shall receive an initial 4.9% of such shares, which shall equal to 1,470,000 common shares; hence would entitle FLP shareholders (FWDG) to the issuance of 95.1% of the new issuance of common stock based on 30,000,000 shares of newly issued common stock.
On May 6th, 2015, In connection with the Exchange Agreement signed on March 10, 2015 and the transfer of all FLP assets owned by FWDG into AEGA on the signing of the Exchange Agreement on March 10, 2015, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee an issuance of 17,845,280 (post reverse division) shares of common and the related company of Talari Industries for 10,000,000 shares of common. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2014. The consolidated balance sheet as of September 30, 2015 was also derived from those audited consolidated financial statements. The results of operations for the three months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

Fair Value for Financial Assets and Financial Liabilities

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash, prepaid expense and accrued payroll tax approximate their fair values because of the short maturity of these instruments.

The derivative liabilities are stated at their fair value as a Level 3 measurement. The Company uses a Black-Scholes model to determine the fair values of these derivative liabilities.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion feature.

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

Management has determined the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history, and current economic conditions. To date, there has been no need to establish an allowance for doubtful accounts related to accounts receivable.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $170,097 and net cash used in operations of $108,031 for the nine months ended September 30, 2015 and a stockholders' deficit accumulated of $2,748,175 respectively, at September 30, 2015.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the nine months ended September 30, 2015.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2015.

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

Common Stock

Of the authorized common stock, 28,160,918 shares are outstanding as of September 30, 2015. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

Pursuant to the Acquisition Agreement, upon consummation of the Acquisition, AEGEA assumed all of FutureLand's options and warrants issued and outstanding immediately prior to the Acquisition.  Prior to and as a condition to the closing of the Acquisition, each then-current AEGEA stockholder agreed to surrender certain shares of common stock held by such holder to AEGEA stockholders and the then-current AEGEA stockholder will retain or be issued  additional shares to be an aggregate of 4.9% of common stock.  Therefore, following the Acquisition, FWDG designated  holders now hold 27,845,280 shares of AEGEA common stock which is approximately 98.93% of the company common stock outstanding..  The percentage ownership by FWDG designated holders will drop to around 94% of common shares after the issuance  of the 4.9% new issuance of common shares to the AEGEA stockholders.  As of July 22, 2015, 4.9% new issuance of common shares had not been issued to AEGEA stockholders.

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

CHANGES IN COMMON STOCK

Number of common shares issued on 9/30/2015 is 28,160,918.  We report 32,697,930 shares outstanding as of  January 28, 2016.The difference in shares consists of the following issuances:
10/09/2015 AEGEA Entertainment   1,470,000 (per agreement)
10/09/2015 AEGEA Shareholders      -202,988 (cancellation of shares per agreement)
10/22/2015 Cameron Cox, CEO        2,970,000 (per employment contract-Bonus-stock compensation)
01/12/2016 Saeed Talari, Director        300,000 (Officer wages)

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three and nine months ended September 30, 2015 and 2014. For comparative purposes, we are comparing the three and nine months ended September 30, 2015 to the three and 9 months ended September 30, 2014. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue As of this time, we have not generated any revenue;  although, we do have signed contracts with Colorado Flower and GPS La Vita Inc,  GAAP rules prevent us from recording and/or recognizing any revenue until the land is developed and ready to generate vegetation.

Total Operating Expenses. For the three months ended September 30, 2015, total operating expenses amounted to $104,256.  General and administrative expenses and research and development expenses decreased by an aggregate of $ 5,089 for the three months ended September 30, 2015.

Total Operating Expenses. For the nine months ended September 30, 2015, total operating expenses amounted to $167,956.  General and administrative expenses and research and development expenses decreased by an aggregate of $ 53,658 for the nine months ended September 30, 2015.

Net Loss. For the three months ended September 30, 2015, net loss amounted to $106,397, or $0 per common share (basic and diluted), respectively and for the nine months ended September 30, 2015, net loss amounted to $170,097, or $0 per common share (basic and diluted).

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $108,031 as of September 30, 2015.   As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 108,031 for the nine months ended September 30, 2015.

Net cash provided by investing activities during the nine months ended September 30, 2015 was $ 0.

Net cash used in financing activities during the nine months ended September 30, 2015, was $62,066. Cash used in financing activities were primarily a result of repayment of short term loans - related party, partially offset by proceeds from a short-term loan payable - related party.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $167,956 and $ 108,031, respectively, for the nine months ended September 30, 2015, has a working capital deficit during the development stage of $170,097, and is in the development stage with no revenues.  These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue. We have not generated any revenue as of  September 30, 2015.  However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2015. We have identified the following material weaknesses as of September 30, 2015:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by September 30, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on

Date: April 12, 2016	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)