Form 10-K
period 2015-12-31
FUTURELAND CORP.
filed 2016-04-14
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53377

FUTURELAND, CORP.
(Exact name of registrant as specified in its charter)

10901 Roosevelt, Blvd, Suite 1000c
St. Petersburg, FL	33716
(Address of principal executive offices)	(Zip Code)

(720) 370-3554
 (Registrant's telephone number, including area code)

772 U.S. Highway One, Suite 200
North Palm Beach, FL  33408
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed 2nd fiscal quarter.

The number of shares of the registrant's Common Stock issued and outstanding was 33,867,930 shares as of April 14, 2016.

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

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

 In connection with the Exchange Agreement, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% (27,845,280} of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity. This transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.
In May 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.

Description of Business

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

EXCHANGE AGREEMENT AND SALE OF AEGEA ASSETS

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

Patents and Trademarks

We have trademarked "FutureLand Corp".

Employees

FutureLand has 3 full-time employees and one full time independent contractor.

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
RISKS RELATING TO OUR FINANCIAL CONDITION
We have a limited operating history, which may make it difficult for investors to predict future performance based on current operations.
We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can maintain and lease properties associated with FutureLand grow operations, locations, leaseholds, placements, supply hydroponic growing equipment or sell our hydroponic produce in a manner that enables us to be profitable and meet customer requirements, develop intellectual property to enhance FutureLand leased grow facilities, obtain the necessary permits and/or achieve certain milestones to develop leased facilities, FutureLand's line of products cigarettes, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.
Any forecasts we make about our operations may prove to be inaccurate. We must, among other things, determine appropriate risks, rewards, and level of investment in our product lines, respond to economic and market variables outside of our control, respond to competitive developments and continue to attract, retain, and motivate qualified employees. There can be no assurance that we will be successful in meeting these challenges and addressing such risks and the failure to do so could have a materially adverse effect on our business, results of operations, and financial condition. Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in the early stage of development. As a result of these risks, challenges, and uncertainties, the value of your investment could be significantly reduced or completely lost.

Our independent auditor's report from inception to the fiscal years ended March 31, 2015 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended March 31, 2015, our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.
We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.
We have incurred significant losses in prior periods. The Company had a net loss and net cash used in operations of $1,263, for year ended December 31, 2015 and a working capital deficit, stockholders' deficit, and deficit accumulated during the development stage of $1,985,451, at December 31, 2015 and is in the development stage with limited revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
We will likely need additional capital to sustain our operations and will likely need to seek further financing, which we may not be able to obtain on acceptable terms or at all. If we fail to raise additional capital, as needed, our ability to implement our business model and strategy could be compromised.
We have limited capital resources and operations. To date, our operations have been funded entirely from the proceeds of debt and equity financings. We expect to require substantial additional capital in the near future to expand our product lines, develop our intellectual property base, and establish our targeted levels of commercial production. We may not be able to obtain additional financing on terms acceptable to us, or at all.
Even if we obtain financing for our near-term operations, we expect that we will require additional capital thereafter. Our capital needs will depend on numerous factors including: (i) our profitability; (ii) the release of competitive products by our competition; (iii) the level of our investment in research and development; and (iv) the amount of our capital expenditures, including acquisitions. We cannot assure you that we will be able to obtain capital in the future to meet our needs.
If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by our existing stockholders will be reduced and our stockholders may experience significant dilution. In addition, new securities may contain rights, preferences, or privileges that are senior to those of our Common Stock. If we raise additional capital by incurring debt, this will result in increased interest expense. If we raise additional funds through the issuance of securities, market fluctuations in the price of our shares of Common Stock could limit our ability to obtain equity financing.
We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. If we are unable to raise capital when needed, our business, financial condition, and results of operations would be materially adversely affected, and we could be forced to reduce or discontinue our operations.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY
We face intense competition and many of our competitors have greater resources that may enable them to compete more effectively.
The industries in which we operate in general are subject to intense and increasing competition. Some of our competitors may have greater capital resources, facilities, and diversity of product lines, which may enable them to compete more effectively in this market. Our competitors may devote their resources to developing and marketing products that will directly compete with our product lines. Due to this competition, there is no assurance that we will not encounter difficulties in obtaining revenues and market share or in the positioning of our products. There are no assurances that competition in our respective industries will not lead to reduced prices for our products. If we are unable to successfully compete with existing companies and new entrants to the market this will have a negative impact on our business and financial condition.
If we fail to protect our intellectual property, our business could be adversely affected.
Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors' products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.
Any infringement or misappropriation of our intellectual property could damage its value and limit our ability to compete. We may have to engage in litigation to protect the rights to our intellectual property, which could result in significant litigation costs and require a significant amount of our time. In addition, our ability to enforce and protect our intellectual property rights may be limited in certain countries outside the United States, which could make it easier for competitors to capture market position in such countries by utilizing technologies that are similar to those developed or licensed by us.
Competitors may also harm our sales by designing products that mirror the capabilities of our products, grow operations, leasing strategies, sources of products and sales or technology without infringing on our intellectual property rights. If we do not obtain sufficient protection for our intellectual property, or if we are unable to effectively enforce our intellectual property rights, our competitiveness could be impaired, which would limit our growth and future revenue.
We may also find it necessary to bring infringement or other actions against third parties to seek to protect our intellectual property rights. Litigation of this nature, even if successful, is often expensive and time-consuming to prosecute and there can be no assurance that we will have the financial or other resources to enforce our rights or be able to enforce our rights or prevent other parties from developing similar technology or designing around our intellectual property.
Although we believe that our technology does not and will not infringe upon the patents or violate the proprietary rights of others, it is possible such infringement or violation has occurred or may occur, which could have a material adverse effect on our business.
We are not aware of any infringement by us of any person's or entity's intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products, obtain a license for the manufacture and/or sale of such products, or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

There can be no assurance that we will have the financial or other resources necessary to enforce or defend a patent infringement or proprietary rights violation action. If our products or proposed products are deemed to infringe or likely to infringe upon the patents or proprietary rights of others, we could be subject to injunctive relief and, under certain circumstances, become liable for damages, which could also have a material adverse effect on our business and our financial condition.
Our trade secrets may be difficult to protect.
Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party's relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.
These confidentiality, inventions, and assignment agreements may be breached and may not effectively assign intellectual property rights to us. Our trade secrets also could be independently discovered by competitors, in which case we would not be able to prevent the use of such trade secrets by our competitors. The enforcement of a claim alleging that a party illegally obtained and was using our trade secrets could be difficult, expensive, and time consuming and the outcome would be unpredictable. In addition, courts outside the United States may be less willing to protect trade secrets. The failure to obtain or maintain meaningful trade secret protection could adversely affect our competitive position.
Our business, financial condition, results of operations, and cash flows have been, and may in the future be, negatively impacted by challenging global economic conditions.
The recent global economic slowdown has caused disruptions and extreme volatility in global financial markets, increased rates of default and bankruptcy, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending. As a result, we may not be able to maintain our existing customers or attract new customers, or we may be forced to reduce the price of our products and not be able to source new grow operations in selected states or expand such abilities. We are unable to predict the likelihood of the occurrence, duration or severity of such disruptions in the credit and financial markets and adverse global economic conditions. Any general or market-specific economic downturn could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our future success depends on our key executive officers and our ability to attract, retain, and motivate qualified personnel.
Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain "key person" life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our Common Stock.

Our continuing ability to attract and retain highly qualified personnel will also be critical to our success because we will need to hire and retain additional personnel as our business grows. There can be no assurance that we will be able to attract or retain highly qualified personnel. We face significant competition for skilled personnel in our industry. This competition may make it more difficult and expensive to attract, hire, and retain qualified managers and employees. Because of these factors, we may not be able to effectively manage or grow our business, which could adversely affect our financial condition or business. As a result, the value of your investment could be significantly reduced or completely lost.
Our success depends, in part, on the adoption of FutureLand Technology, facilities and products by several segments, including local available licensed cannabis or hemp farmers, and greenhouse growers, and if these segments do not adopt our products and plans, then our revenue will be severely limited.
The major groups to whom we believe may hire FutureLand for leases, leaseholds, operations, and business plan may not continue to embrace its products. Acceptance of FutureLand grow operations will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to meet FutureLand's customers' needs and expectations adequately, its product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot ensure that our business model will gain wide acceptance among all targeted groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to commence or continue generating revenues could be reduced.
A drop in the retail price of commercially grown produce may negatively impact FutureLand's business.
The demand for FutureLand grown produce depends in part on the price of commercially grown produce and crops to be produced on such land, and for such products produced. Fluctuations in economic and market conditions that impact the prices of commercially grown produce, such as increases in the supply of such produce and the decrease in the price of commercially grown produce, could cause the demand for hydroponic grown produce to decline, which would have a negative impact on our business.
We may not be able to effectively manage our growth or improve our operational, financial, and management information systems, which would impair our results of operations.
In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:
•	The need for continued development of our financial and information management systems;
•	The need to manage strategic relationships and agreements with manufacturers, customers and partners; and
•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business.
•	Financial abilities to accumulate additional grow properties for cultivation facilities.
Additionally, our strategy envisions a period of rapid growth that may impose a significant burden on our administrative and operational resources. Our ability to effectively manage growth will require us to substantially expand the capabilities of our administrative and operational resources and to attract, train, manage, and retain qualified management and other personnel. There can be no assurance that we will be successful in recruiting and retaining new employees, or retaining existing employees.

We cannot provide assurances that our management will be able to manage this growth effectively. Our failure to successfully manage growth could result in our sales not increasing commensurately with capital investments or otherwise materially adversely affecting our business, financial condition, or results of operations.
If we are unable to adopt or incorporate technological advances into FutureLand products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors' products.
We expect that technological advances in the processes and procedures for hydroponic growing equipment will continue to occur. As a result, there are risks that products that compete with FutureLand grow operations could be improved or developed. If we are unable to adopt or incorporate technological advances, FutureLand grow operations could be less efficient or cost-effective than methods developed and sold by its competitors, which could cause FutureLand grow operations to become less competitive, uncompetitive or obsolete, which would have a material adverse effect on FutureLand Technology's financial condition, and to a much lesser extent, on our financial condition.
Competing forms of specialized agricultural equipment may be more desirable to consumers or make FutureLand grow operations obsolete.
There are currently several different specialized agricultural equipment technologies being deployed in farming operations. Further development of any of these competitive technologies may lead to advancements in farming techniques that will make some of our methods of farming obsolete. Both Growers and Consumers may prefer alternative technologies and products. Any developments that contribute to the obsolescence of certain technologies and advances may substantially impact our business, reducing our ability to generate revenues.
Litigation may adversely affect our business, financial condition, and results of operations.
From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operations are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. Insurance may not be available at all or in sufficient amounts to cover any liabilities with respect to these or other matters. A judgment or other liability in excess of our insurance coverage for any claims could adversely affect our business and the results of our operations.
Our major shareholders have significant control over stockholder matters and the minority stockholders will have little or no control over our affairs.
Our major shareholders, being FutureWorld Corp. and Talari Industries currently own approximately 75% of our outstanding Common Stock, and, through the ownership of preferred stock, have approximately 97% of stockholder voting power, and thus significant control over stockholder matters, such as election of directors, amendments to the Articles of Incorporation, and approval of significant corporate transactions. As a result, our minority stockholders will have little or no control over its affairs.
If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors' views of us.

As of March 31, 2015, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the three months ended September 30, 2015, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:
•	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
•	inadequate segregation of duties consistent with control objectives; and ineffective controls over period end financial disclosure and reporting processes.
•	The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.
We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our insurance coverage may be inadequate to cover all significant risk exposures.
We will be exposed to liabilities that are unique to the products and land holdings we provide. While we intend to maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs resulting from risks and uncertainties of our business. It is also not possible to obtain insurance to protect against all operational risks and liabilities. The failure to obtain adequate insurance coverage on terms favorable to us, or at all, could have a material adverse effect on our business, financial condition, and results of operations. We do not have any business interruption insurance. Any business disruption or natural disaster could result in substantial costs and diversion of resources.
Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions.
Because we do not have an audit or compensation committee, stockholders will have to rely on our officers and directors, most of whom are not independent, to perform these functions. Thus, there is a potential conflict of interest in that our officers and directors have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

Federal regulation and enforcement may adversely affect the implementation of medical marijuana laws and regulations may negatively impact our revenues and profits.
Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the "CSA"), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law with respect to the licensed and leased activities of FutureLand and its subsidiary FutureWorld Holdings, Inc. current or proposed business operations or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to our use of proprietary technologies in our business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.
The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, "Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws." However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.
In an effort to provide guidance to federal law enforcement, the DOJ has issued Guidance Regarding Marijuana Enforcement to all United States Attorneys in a memorandum from Deputy Attorney General David Ogden on October 19, 2009, in a memorandum from Deputy Attorney General James Cole on June 29, 2011, and in a memorandum from Deputy Attorney General James Cole on August 29, 2013. Each memorandum provides that the DOJ is committed to the enforcement of the CSA, but, the DOJ is also committed to using its limited investigative and prosecutorial resources to address the most significant threats in the most effective, consistent, and rational way. The August 29, 2013 memorandum provides updated guidance to federal prosecutors concerning marijuana enforcement in light of state laws legalizing medical and recreational marijuana possession in small amounts.
The memorandum sets forth certain enforcement priorities that are important to the federal government:
•	Distribution of marijuana to children;
•	Revenue from the sale of marijuana going to criminals;
•	Diversion of medical marijuana from states where it is legal to states where it is not; Using state authorized marijuana activity as a pretext of other illegal drug activity; Preventing violence in the cultivation and distribution of marijuana;
•	Preventing drugged driving;
•	Growing marijuana on federal property; and

•	Preventing possession or use of marijuana on federal property.
The DOJ has not historically devoted resources to prosecuting individuals whose conduct is limited to possession of small amounts of marijuana for use on private property but has relied on state and local law enforcement to address marijuana activity. In the event the DOJ reverses its stated policy and begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to our business and our revenue and profits. Furthermore, H.R. 83, enacted by Congress on December 16, 2014, provides that none of the funds made available to the DOJ pursuant to the 2015 Consolidated and Further Continuing Appropriations Act may be used to prevent certain states, including Colorado and California, from implementing their own laws that authorized the use, distribution, possession, or cultivation of medical marijuana.
We could be found to be violating laws related to medical cannabis.
Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. This would cause a direct and adverse effect on our subsidiaries' intended businesses and on our revenue and profits.
Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis, may negatively impact our revenues and profits.
Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states, Colorado, Washington, Oregon, and Alaska, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person's caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.
It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling FutureLand grow operations, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.
We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational marijuana growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of FutureLand products is found in the definition of "drug paraphernalia." Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful.

Our understanding of federal or state regulation is that the sale of indoor cultivation equipment to medical or recreational cannabis growers is prohibited if the primary intent or design of the equipment is for indoor cultivation of medical or recreational cannabis. Our products are primarily designed for general agricultural use. There are no direct or indirect design features in our equipment specifically or primarily for the cultivation of medical marijuana. Although it is possible that medical marijuana may be grown with our equipment, we make no inquiry of our customers as to their intended agricultural use of our technology products. If federal and/or state legislation is enacted which prohibits the sale of our growing equipment to medical cannabis growers, our revenues would decline, which could lead to a loss of a material portion of your investment.
Prospective customers may be deterred from doing business with a company with a significant nationwide online presence because of fears of federal or state enforcement of laws prohibiting possession and sale of medical or recreational marijuana.
Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with FutureLand's equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.
Marijuana remains illegal under federal law.
Marijuana is a Schedule-I controlled substance and is illegal under federal law. Even in those states in which the use of marijuana has been legalized, its use remains a violation of federal law. Since federal law criminalizing the use of marijuana preempts state laws that legalize its use, strict enforcement of federal law regarding marijuana would likely result in our inability to proceed with our business plans, especially in respect of FutureLand.
We may not obtain or maintain the necessary permits and authorizations to operate licensed marijuana grow businesses.
FutureLand may not be able to obtain or maintain the necessary licenses, permits, authorizations, or accreditations, or may only be able to do so at great cost, to operate their respective medical marijuana business. In addition, we may not be able to comply fully with the wide variety of laws and regulations applicable to the medical marijuana industry. Failure to comply with or to obtain the necessary licenses, permits, authorizations, or accreditations could result in restrictions on our ability to operate the medical marijuana business, which could have a material adverse effect on our business.
If we incur substantial liability from litigation, complaints, or enforcement actions, our financial condition could suffer.
FutureLand participation in the medical marijuana industry may lead to litigation, formal or informal complaints, enforcement actions, and inquiries by various federal, state, or local governmental authorities against these subsidiaries. Litigation, complaints, and enforcement actions involving these subsidiaries could consume considerable amounts of financial and other corporate resources, which could have a negative impact on our sales, revenue, profitability, and growth prospects. As FutureLand, we are dependent upon existing license holders as lessees on their properties in Colorado, or other states in the future and will itself only be able to start the process of obtaining final licenses to cultivate and sell medical marijuana in Colorado, and are not as such presently engaged in the cultivation or distribution of marijuana, our subsidiaries have not been, and are not currently, subject to any material litigation, complaint, or enforcement action regarding marijuana (or otherwise) brought by any federal, state, or local governmental authority.

We may have difficulty accessing the service of banks, which may make it difficult for us to operate.
Since the use of marijuana is illegal under federal law, there is a strong argument that banks cannot accept for deposit funds from businesses involved in the marijuana industry. Consequently, businesses involved in the marijuana industry often have difficulty finding a bank willing to accept their business. The inability to open bank accounts may make it difficult for us to operate our contemplated medical marijuana businesses in the case FutureLand Properties marijuana growing and leasing land business.
FutureLand business activities in some states is dependent upon obtaining certain licenses for grow operations.

FutureLand's business model includes helping licensees get their licenses from both the county and the state in order to grow on our land.  In the state of Colorado, in order to be able to grow cannabis you must be a two year resident and be approved both from the county in which you want to grow and also at the state level.  The county and state have non-refundable costs associated with applying to get a license.  They vary some from county to county.  In Huerfano County there is a $1,300 fee due at the time of application and a $10,000 refundable retainer that is given back in a year's time, with the assumption that they don't need to use it for some legal purpose.  At the state level there is a $5,000 fee associated with making an application.  Other factors include potential moratoriums instituted from time to time either from the state or the counties for getting licenses in certain areas.  Currently you cannot be a convicted felon and get a grow license.  Additionally, the individual grow licenses need to be attached to a particular location.  It is possible, however, to get a locational license transferred to a different property but there is an application process that goes along with the request that may or may not get approved.

We are dependent on appropriate zoning and variances for our grow operations. The lack of such zoning and needed variances could materially impact our business and production.

The zoning for being able to grow cannabis seems to be a bit of a moving target right now.  On the one hand it is agricultural so you might expect it to be able to be grown on agricultural permitted land, but there seems to be push backs at the county level to have cannabis properties designated as commercial to keep them from being able to reach out for special grants and subsidies typically only offered only to agriculturally zoned products.  There seems to be resistance from farmers to not allow cannabis an agricultural designation which could cause some zoning problems going forward.

We are dependent upon Water supplies and sourcing. The lack of water from grow facilities could materially impact our business.

The entire state of Colorado is over-appropriated for water.  This means that every ounce of water, even water that does not exist yet, from say a future flood, is already accounted for by people making claim to the water and having been given those claims by the state.  The state reserves the right to make modifications regularly concerning these matters for things like priority of the water, abatement of water to other users of water, and reallocation of water to different parties or expanding area allotments for water and many other such determinations.  This often involves water consultants, water attorneys, water selling, and lengthy water courts.  However, while growers of cannabis will often need to go down this path, the state has provided a substitutionary water plan application to allow for growing during the period the licensee must go through the courts.  That being said, there are still risks associated with getting approval for the amount of water needed.  The amount will vary too whether there is a hydroponic grow versus a potted grow.  In Colorado water is calculated on acre feet of water, which come up to approximately 325,000 gallons per year per acre.  It is important to attach your ballot to the right race horse going in.

FL is arranging to purchase water from the city of Walsenburg who already has a very large supply of water rights.  They are parceling out a portion of those rights and will be applying to the state to expand its allocation out to our 240 acres along with many other properties.  It makes sense to attach our ticket alongside the goals of a municipality that already has ample water rights available, and desires to sell a portion of those rights to us.  This minimizes our risk to get them, on the one hand, and increases the chance for us to get more water from an abundant and ready supply while not needing to go back to water court in order to obtain such sourcing.
RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES
We may allocate net proceeds from this offering in ways which differ from our estimates based on our current plans and assumptions discussed in the section entitled "Use of Proceeds" and with which you may not agree.

The allocation of net proceeds of the offering set forth in the "Use of Proceeds" section below represents our estimates based upon our current plans and assumptions regarding industry and general economic conditions, our future revenues and expenditures. The amounts and timing of our actual expenditures will depend on numerous factors, including access to new business ventures, land deals, success of our FutureLand for Business initiatives, cash generated by our operations and business developments. We may find it necessary or advisable to use portions of the proceeds from this offering for other purposes. Circumstances that may give rise to a change in the use of proceeds and the alternate purposes for which the proceeds may be used are discussed in the section entitled "Use of Proceeds" below. You may not have an opportunity to evaluate the information on which we base our decisions on how to use the proceeds and may not agree with the decisions made. Additional information is available in the "Use of Proceeds" section of this Registration Statement of which this Prospectus is a part of.
We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders' investments.
The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies' stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.
The market price for our common stock will be particularly volatile given our status as a relatively unknown company, with a limited operating history and lack of profits which could lead to wide fluctuations in our share price. You may be unable to sell your common stock at or above your purchase price, which may result in substantial losses to you.

Our stock price will be particularly volatile when compared to the shares of larger, more established companies that trade on a national securities exchange and have large public floats.  The volatility in our share price will be attributable to a number of factors.  First, our common stock will be compared to the shares of such larger, more established companies, sporadically and thinly traded.  As a consequence of this limited liquidity, the trading of relatively small quantities of shares by our shareholders may disproportionately influence the price of those shares in either direction.  The price for our shares could decline precipitously in the event that a large number of our common stock are sold on the market without commensurate demand.  Secondly, we are a speculative or "risky" investment due to our limited operating history and lack of profits to date, and uncertainty of future market acceptance for our potential products.  As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that trades on a national securities exchange and has a large public float.  Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time. Moreover, the OTC MARKET is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected.

Our Common Stock is categorized as "penny stock," which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.
Our Common Stock is categorized as "penny stock." The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered "penny stock." This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker- dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.
Financial Industry Regulatory Authority ("FINRA") sales practice requirements may also limit a stockholder's ability to buy and sell our Common Stock, which could depress the price of our Common Stock.
In addition to the "penny stock" rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.
The elimination of monetary liability against our directors, officers, and employees under Colorado law and the existence of indemnification rights for our obligations to our directors, officers, and employees may result in substantial expenditures by us and may discourage lawsuits against our directors, officers, and employees.
Our Articles of Incorporation contain a provision permitting us to eliminate the personal liability of our directors to us and our stockholders for damages for the breach of a fiduciary duty as a director or officer to the extent provided by Colorado law. We may also have contractual indemnification obligations under any future employment agreements with our officers. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and the resulting costs may also discourage us from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and our stockholders.
We may issue additional shares of Common Stock or preferred stock in the future, which could cause significant dilution to all stockholders.
Our Articles of Incorporation authorize the issuance of up to 1,000,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with no par value. As of September 30, 2015, we had 32,397,930 shares of Common Stock, 0 shares of Series A Preferred Stock, and 2,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition.

Anti-takeover effects of certain provisions of Colorado state law hinder a potential takeover of us.
Colorado has a business combination law which prohibits certain business combinations between Colorado corporations and "interested stockholders" for three years after an "interested stockholder" first becomes an "interested stockholder," unless the corporation's board of directors approves the combination in advance. For purposes of Colorado law, an "interested stockholder" is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term "business combination" is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation's assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.
The effect of Colorado's business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.
Because we do not intend to pay any cash dividends on our Common Stock, our stockholders will not be able to receive a return on their shares unless they sell them.
We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Declaring and paying future dividends, if any, will be determined by our Board, based upon earnings, financial condition, capital resources, capital requirements, restrictions in our Articles of Incorporation, contractual restrictions, and such other factors as our Board deems relevant. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them. There is no assurance that stockholders will be able to sell shares when desired.
We are classified as an "emerging growth company" as well as a "smaller reporting company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.  We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.  If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act provides that an "emerging growth company" can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an "emerging growth company" can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a "smaller reporting company." Specifically, similar to "emerging growth companies," "smaller reporting companies" are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings.

Decreased disclosures in our SEC filings due to our status as an "emerging growth company" or "smaller reporting company" may make it harder for investors to analyze our results of operations and financial prospects.
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
Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:
●	1% of the total number of securities of the same class then outstanding (32,397,930 shares of common stock as of the date of this Report); or
●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;
provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.
NOTE ABOUT FORWARD-LOOKING STATEMENTS
Statements under, "Prospectus Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business" and elsewhere in this prospectus may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:
•	the growth of our business and revenues and our expectations about the factors that influence our success;
•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;
•	our plans for FutureLand to purchase more lands for lease to the cultivators;
•	our ability to attain funding and the sufficiency of our sources of funding;
•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;
•	fluctuations in our capital expenditures;
•	our plans for potential business partners and any acquisition plans;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this registration statement, of which this prospectus is a part, including the risks described under "Risk Factors." Any forward- looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances that occur in the future.

 If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we may have projected. Any forward-looking statements you read in this prospectus reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, financial condition, growth strategy and liquidity. You should specifically consider the factors identified in this prospectus that could cause actual results to differ before making an investment decision.
 TAX CONSIDERATIONS
We are not providing any tax advice as to the acquisition, holding or disposition of the securities offered herein. In making an investment decision, investors are strongly encouraged to consult their own tax advisor to determine the U.S. Federal, state and any applicable foreign tax consequences relating to their investment in our securities.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

      Our executive offices are located at 10901 Roosevelt Blvd, Suite 1000c Saint Petersburg, FL 33716 where we lease a shared office facility with FutureWorld Corp. at a monthly rental of $500.  Our lease term is month to month. We believe our current space is adequate for our operations at this time. We also have a location in Denver Colorado.

ITEM 3. LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTC Pink Current Reporting and has traded under the symbol "FUTL." Previously our stock was quoted under the symbol "AEGA" which was changed on May 29, 2015 to FUTL. Prior to July 19, 2014, our symbol was "FVBC" and our stock was thinly traded. On May 1, 2015, our common stock was subject to a 400 to 1 reverse split. On June 1, 2015, the closing sale price for our common stock was $4.50 on the OTCQB. The following table sets forth the range of high and low prices for our common stock for the periods indicated. The information reflects inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2015
	High	Low
First Quarter	$5.50	$4.00
Second Quarter	$2.34	$0.60

As of May December 1, 2015, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

N/A

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●    "fiscal 2015" – January 1, 2015 through December 31, 2015

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

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

 In connection with the Exchange Agreement, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% (27,845,280} of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity. This transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.
In May 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.

Description of Business

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

EXCHANGE AGREEMENT AND SALE OF AEGEA ASSETS

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2015 and 2014. For comparative purposes, we are comparing the year ended December 31, 2015 to the year ended December 31, 2014.

Revenue. No revenue was generated for the years ended December 31, 2015 and 2014.

Total Operating Expenses. For the year ended December 31, 2015, total operating expenses amounted to $441,230 as compared to $1,306,120 for the year ended December 31, 2014, a decrease of $864,890. This decrease was primarily due to significant reductions in professional fees of $678,207.  General and administrative expenses and research and development expenses decreased by an aggregate of $110,132 and $76,551 for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Total Other Expenses. For the year ended December 31, 2015, total other expenses decreased by $190,065 as compared to the same period in 2014. The decrease was primarily due to a decrease in interest expense $177,070, an increase in gain on settlement of liabilities of $7,913, and an increase in gain from change in fair value of derivative liability of $5,082.

Net Loss. For the year ended December 31, 2015 and 2014, net loss amounted to $563,393, or $1.89 per common share (basic and diluted), and $1,618,348 or $6.25 per common share (basic and diluted), respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $797,219 and $0 of cash as of December 31, 2015 and a working capital deficit of $511,124 and $8,476 of cash as of December 31, 2014. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

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

Net cash used in operating activities was $227,283 for the year ended December 31, 2015, compared to $389,211 for the same period in 2014, a decrease of $161,928. The decrease was a result of cost cutting measures and curtailment of business activities.

Net cash provided by investing activities during the year ended December 31, 2015 was $250,000 compared net cash used in investing activities of $(249,828) for the year ended December 31, 2014 and related to the refund (payment) for vacant land deposit, of $250,000 and $(250,000), respectively.

Net cash used in financing activities during the year ended December 31, 2015, was $(31,193) compared to net cash provided by financing activities of $647,515 for the year ended December 31, 2014. For the year ended December 31, 2015, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $83,193 offset by net proceeds from convertible debentures of $52,000. For the year ended December 31, 2014, cash provided by financing activities were primarily a result of the proceeds received from short term loans (related and non-related parties) of $587,971, proceeds from sale of common stock of $20,000 and proceeds from capital contributions of $40,200.

Cash Requirements

Our future capital requirements will depend on numerous factors, including the extent we continue development of our planned resort community and our ability to control costs. We will be reliant upon shareholder loans, private placements or public offerings of debt and equity to fund our resort development plans. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. While we are in discussions with investors and our investment banker who have shown an interest in investing in or raising capital for our company, we have no arrangements or plans currently in effect and our inability to raise funds for the above purposes will have a severe negative impact on our ability to carry out our plans to develop FutureLand Corp.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2015 we have no off-balance sheet arrangements.

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2015 and 2014 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to recurring losses from operations, a working capital deficit, a stockholders' deficit and no revenues. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

Management's plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company's working deficiency, and 2) implement a plan to generate sales. The Company's continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

We had no revenue during the year ended December 31, 2015. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2015.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2015. We have identified the following material weaknesses as of December 31, 2015:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
In connection with a convertible note dated August 13, 2014 in the amount of $58,000 (see Note 6), on May 29, 2015 the Company received a notice of default from the Lender. In connection with the notice of default, the Company failed to file its annual report on Form 10-K by the due date (the "10-K Default") and the Company failed to pay its required installment payment due on April 13, 2015 (the "Payment Default") and has not paid all remaining outstanding principal and interest balances due prior to May 13, 2015 (the "Maturity Default"). Pursuant to the default terms in the agreement, the Lender has elected to increase the outstanding balance by applying the Default Effect (the "Default Effect") and accelerate the outstanding balance. The Default Effect for Major Defaults is equal to the outstanding balance multiplied by 115%. The 10-K Default is a Major Default and the Default Effect is equal to $7,585 ($50,565 x 15%). The Payment Default is a Major Default and the Default Effect is equal to $8,791 ($58,609 x 15%). The Maturity Default is a Major Default and the Default Effect is equal to $10,296 ($68,641 x 15%). The debt agreement also provides that the Default Effect may be applied for up to three Major Defaults and three Minor Defaults. The Lender hereby demanded that the outstanding balance of principal, interest and Default Effect aggregating $12,500 be paid to Lender no later than May 10, 2016.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2014; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2015 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2015. Compensation information is shown for the fiscal years ended December 31, 2015 and 2014:

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Cameron Cox, Chief Executive Officer	2014	0 (1)	0	0	0
	2015	67,500 (1)	0	0	80,000

Sam Talari, Chief Accounting Officer	2014	0 (1)	0	0	0
	2015	80,000 (1)	0	0	80,000

(1) Mr. Sam Talari and Cameron Cox waived their rights to receive compensation they earned in 2014 and we accounted for such amounts as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

We have no employment agreements with any of our new executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2015: With respect to each option award -

●	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and un-exercisable;
●	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
●	the exercise price of such option; and
●	the expiration date of such option; and
●	with respect to each stock award -
●	the number of shares of our common stock that have been earned but have not vested;
●	the market value of the shares of our common stock that have been earned but have not vested;
 ●            the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
 ●            the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned.

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date

Cameron Cox	0	0	0	$0

Sam Talari	0	0	0	$0

Stock Awards

Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Pay-Out Value of Unearned Shares Have Not Vested

Cameron Cox	0	$-	0	$-

Sam Talari	0	$-	0	$-

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 31, 2015 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

Unless otherwise indicated, the business address of each person listed is in care 10901 Roosevelt Blvd, Suite, 1000c Saint Petersburg, FL 33716. The information provided herein is based upon a list of our shareholders and our records with respect to the ownership of common stock. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	2,800,000		8.64%
John Verghese	0		0%
Sam Talari	10,000,000	(3)	30.87%

All directors and named executive officers as a group (3 persons)	12,800,000		39.51%

5% Stockholders
FutureWorld Corp (4)	17,845,280 (5)		55.1%

(1)
The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after September 30, 2015 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.

(2)	Based on 32,397,930 shares of common stock outstanding as of September 30, 2015.
(3)
Sam Talari own the shares under the corporate name of Talari Industries, LLC. Mr. Talari hold 100% control of the Talari Industries, LLC. The address of Talari Industries, LLC is as follows:  Talari Industries, LLC 3637 4th Street North, #330, ST. Pete FL 33704.

(4)	(5)
 FutureWorld Corp was the previous parent company of FutureLand. FutureWorld received 17,845,280 of common stock of the FutureLand Corp from Aegea after the merger. Mr. Talari is the CEO of FutureWorld Corp and has majority voting power and control of the company.

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

      N/A

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal year ended December 31, 2014 and Turner, Stone & Company for December 31, 2015.

	2015	2014
Audit Fees	$15,000	$26,900
Audit-Related Fees	-	7,100
Tax Fees	-	-
All Other Fees	-	-
Total	$15,000	$34,000

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

Date: April 14, 2016

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	April 14, 2016
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer), Director	April 14, 2016
Sam Talari

/s/ John Verghese	Director	April 14, 2016
John Verghese

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

CONTENTS
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2015 and 2014	F-3

Consolidated Statements of Operations -
For the Years Ended December 31, 2015 and 2014	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended December 31, 2015 and 2014	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2015 and 2014	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
FutureLand, Corp. and subsidiaries
Saint Petersburg, Florida
We have audited the accompanying consolidated balance sheet of FutureLand, Corp. and subsidiaries (the "Company"), as of December 31, 2015 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureLand, Corp. and its subsidiaries as of December 31, 2015 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company requires a substantial amount of additional financing to further implement its business plan and continue operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
April 14, 2016

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets

Current Assets:
Cash	$(92)	$0
Vacant land deposit	4,000	0
Total Current Assets	3,908	0
Other Assets Land	60,251	0
Construction in Progress	4,543	0
Provisional Goodwill	3,801,036	0
Related Party Receivable	3,801,036	0
Total Assets	$7,409,737	$0

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable	$42,338	$86,633
Accrued expenses	94,435	27,829
Short-term loans - related parties	113,636	76,807
Convertible debenture payable, net of premium and discount	72,750	191,273
Accrued interest	0	27,454
Line of credit - related party	0	250,000
Accrued interest - related party	0	126,852
Derivative liability	0	10,912
Total Liabilities	323,636	797,219

Stockholders' Equity:
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated No shares issued & outstanding at December 31, 2015 and 2014, respectively	-	-
Series B convertible preferred Stock, No par value; 20,000 designated 3,000 shares issued &outstanding at December 31, 2015 and 2014, respectively	6,450	2,150
Common stock, no par value; 1,000,000,000 shares authorized, 32,397,930 and 298,812 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,019,597	1,012,846
Additional paid-in capital	9,727,395	764,934
Accumulated deficit	(3,666,864)	(2,577,149)

Total Stockholders' Equity	7,086,578	(797,219)

Total Liabilities and Stockholders' Equity	$7,409,737	$0
See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014

Revenue	$-	$-

Operating Expenses:
General and administrative	41,058	69,895
Salaries and Benefits	944,720
Professional fees	96,474	329,222
Research and development expenses	0	42,113
Total Operating Expenses	1,082,252	441,230

Loss from Operations	(1,082,252)	(441,230)

Other Income (Expenses):
Gains on settlement of liabilities	0	7,913
Interest expense	(6,534)	(135,158)
Change in fair value of derivative liability	0	5,082

Total Other Expenses	(6,534)	(122,163)

Net Loss	$(1,088,786)	$(563,393)

Net Loss Per Common Share:
Basic	$(0)	$(1.89)

Weighted Average Number of Common Shares Outstanding:
Basic	19,395,997	298,032

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2015	2014
Cash Flows from Operating Activities:

Net loss	$(1,084,790)	$(563,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	810,500	100,940
Contributed rent and services	-	141,506
Amortization of discount and premium related to convertible debt	27,308	66,472
Change in fair value of derivative	-	(5,082)
Security-Retainer Deposit	(4000)	-
Shares issued for accrued interest	-	-
Gain on debt conversion	-	(52)
Changes in operating assets and liabilities:
Accounts payable	42,337	(36,901)
Accrued expenses	87,900	541
Accrued interest - debenture payable	6,534	23,685
Accrued interest - related party	-	45,001

Net Cash Used in Operating Activities	(114,211)	(227,283)

Cash Flows from Investing Activities:
Acquisition of cash in recapitalization	-	-
Payment for vacant land deposit	-	-
Refund of vacant land deposit `	-	250,000

Net Cash Provided by (Used in) Investing Activities	-	250,000

Cash Flows from Financing Activities:
Proceed from convertible debentures	140,000	52,000

Proceed from short-term loans - related party	51,619	162,915
Repayment of short-term loans	(37,500)	(246,108)
Repayment of short-term loans - related party	(40,000)	-

Net Cash (Used in) Provided by Financing Activities	114,119	(31,193)

Net (Decrease) Increase in Cash	(92)	(8,476)

Cash, beginning of year	0	8,476

Cash, end of year	$(92)	$-

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$16,000	$17,400
Put premium reclassified to additional paid-in capital	$-	$17,452
Increase in debt discount and derivative liability	$-	$15,453

See accompanying notes to the consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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

On March 10, 2015, an Exchange Agreement was entered (the "Agreement"), by and among certain shareholders and debt holders of the Company, representing the majority of the outstanding shares of the Company ("the AEGA Holders"), and FutureWorld, Corp. (hereafter referred to as "FWDG"), a Delaware Corporation which is the owner of the wholly owned subsidiary, FutureLand Properties, LLC, (hereafter referred to as "FLP"), a Colorado Limited Liability Corporation. Additionally, on June 1, 2015, FWDG, as sole member of FLP resolved that effective with the Exchange Agreement dated March 10, 2015, FWDG sold all rights, title and ownership of FLP to the Company, including all member units, assets, intellectual property, contracts, leases, and real property which includes 200 acres in La Vita, Colorado,

 In connection with the Exchange Agreement, we issued an aggregate of 27,845,280 shares of our common stock to FWDG and or its assignee. FWDG and the AEGA Holders entered into the purchase and exchange agreement where the AEGA Holders agreed to deliver to FutureWorld their shareholdings in the Company in exchange for certain actions, including AEGEA Holders resignation as directors and officers of the Company and the simultaneous appointment of two directors as designated by FLP. In return for the AEGEA Holders shares of the Company, in combination with certain debt forgiveness totaling $100,000 by the AEGEA Holders, the AEGA Holders shall receive, an amount of shares to be equal to 4.9% (27,845,280} of the outstanding shares of the Company calculated after the reverse stock split which became effective on May 1, 2015. Such shares as held by the AEGA Holders which are surrendered in return for the new exchange shares to be issued, shall be cancelled in such exchange and returned to treasury. Such exchange shares when issued shall contain certain anti-dilutive rights whereby the AEGEA Holders shall receive additional shares for a period of one year from the date of issuance in order to retain 4.9% of the outstanding shares of the Company, issuable within ten days of the end of each fiscal quarter following such initial issuance. Pursuant to the Agreement, all assets of the Company, including all intellectual property, contractual rights, business plans, architectural works, property rights, and other valuable matters, shall be sold to the AEGA Holders, into a new private entity formed at their direction, control and benefit, in settlement for another $100,000 in debt due to AEGEA Holders by the Company and certain liabilities will be assumed by the new private entity. This transaction is expected to be accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP will have voting and management control of the combined entity.

In May 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Description of Business

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

EXCHANGE AGREEMENT AND SALE OF AEGEA ASSETS

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
DECEMBER 31, 2015 AND 2014

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss and net cash used in operations of $1,088,786, for the year ended December 31, 2015 and a working capital deficit, stockholders' deficit, and accumulated deficit of $1,084,790, at December 31, 2015 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company's working deficiency, and 2) implement a plan to generate sales. The Company's continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management's plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

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
DECEMBER 31, 2015 AND 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2015 and 2014, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $42,113 and $118,664 for the years ended December 31, 2015 and 2014, respectively, relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements

ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year ended December 31, 2015.

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

Other accounting standards which were not effective until after December 31, 2015 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2015.

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At December 31, 2015 and 2014, the Company had convertible debt consisting of the following:

	December 31, 2015	December 31, 2014
Convertible debt	$155000	$168,000
Plus: put premium	5,000	3,000
Less: debt discount	(87250)	(35,294)
Convertible debt, net	$72,750	$105,706

Convertible debt principal payments of $12,500 were in default on maturity date as of December 31, 2015 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

On October 05, 2015, the Company issued a debenture for $55,000 for a cash advances during October 2015.
The debenture accrues interest at 10% per annum and will convert into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On November 25, 2015, the Company issued a debenture for $100,000 for a cash advances during November 2015.
The debenture accrues interest at 10% per annum and will convert into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On January 04, 2016, the Company issued a debenture for $30,000 for a cash advances during January 2016.
The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On January 07, 2016, the Company registered 6,000,000 shares of common stock under form S8 with SEC for employee and consultant compensation.

On January 28, 2016, the Company issued a debenture for $93,750 for a cash advances during January 2016.
The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On February 16, 2016, the Company issued a debenture for $80,000 for a cash advances during February 2016.
The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On April 07, 2016, the Company issued a debenture for $30,000 for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 7: LINE OF CREDIT – RELATED PARTY

N/A

NOTE 8: STOCKHOLDERS' DEFICIT

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
Description of Series A Convertible Preferred Stock
The 200,000 shares of Series A Convertible Preferred Stock have the following the designations, rights and preferences: the stated value of each share is $500, the holder of the shares will be entitled to vote, on a one-for-one basis, with the holders of our common stock on all corporate matter on which common shareholder are entitled to vote, the shares pay quarterly dividends in arrears at the rate of 4% per annum based on the stated value of each share, each share is convertible into shares of our common stock at a conversion price of $2,000 per share, subject to adjustment, at any time upon : (I) the seventh anniversary of the original issue date of Series A Preferred Stock or (ii) the date the beneficial holder qualifies as a Permanent U.S. resident, whichever occurs earliest, the shares are redeemable by us under certain conditions, and the conversion price of the Series A Convertible Preferred stock is subject to proportional adjustment in the event of stock splits, stock dividends and similar corporate events.

Description of Series B Convertible Preferred Stock
The 2,000 shares of Series B Convertible Preferred Stock have the following the designations, rights and preferences:
 The Company is not permitted to pay or declare dividends or other distributions to the holders of the Series B Preferred Stock, whether in liquidation or otherwise, The holder of the shares will be entitled to vote, on a one million-for-one basis, with the holders of our common stock on all corporate matter on which common shareholders are entitled to vote, and Each share is convertible into one share of our common stock.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

Common Stock

Of the authorized common stock, 33,867,930 shares are outstanding as of immediately after the closing of the Acquisition and after giving effect to the shares to be issued to the former FutureLand shareholders as a result of the Acquisition. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which mean that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.
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

CHANGES IN COMMON STOCK

We report 33,867,930 shares outstanding as of April 24, 2016.The difference in shares consists of the following issuances in 2016:

01/12/2016 Saeed Talari, Director	300,000 (Officer wages)
02/15/2016 Cameron Cox, CEO	100,000 (officer bonus)
04/01/2016 Craig Huffman, Counsel	200,000 (consulting fee)

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 9: INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss, capital loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits as a component of general and administrative expenses. Our consolidated federal tax return and any state tax returns are not currently under examination.

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

NOTE 10: RELATED PARTIES

 On April 23,2015, a Site Development and Licensed Agreement was signed between HempTech Corp and FutureLand Corp. The agreement is for 5 years and calls for HempTech to provide exclusive consulting agreement on design, development and construction of grow facilities being leased by FutureLand Corp. The initial consulting fee of $50,000 has been recorded and owed by FutureLand to HempTech corp. Mr. Talari is the largest shareholder of both HempTech and FutureLand Corp have

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

NOTE 11: SUBSEQUENT EVENTS

The Company issued Mr. Craig Huffman 200,000 shares of common stock in S8 shares for his consulting resulting in the merger between Aegea, Inc. and FutureLand Properties LLC in March 2015. The Company is expecting to issue a total of 750,000 shares of common stock in the relations to aforementioned consulting fee.

On April 07, 2016, the Company issued a debenture for $30,000 to Kodiak Capital for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.