Form 10-K/A
period 2008-12-31
FUTURELAND CORP.
filed 2016-05-12
CIK 1424549

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes []   No [X].

Registrant had no revenues for its most recent fiscal year. The aggregate market value of the voting stock held by nonaffiliates is approximately $5,000. Our shares of common stock do not currently trade.  The number of shares outstanding of the Registrant's common stock, as of the latest practicable date:  March 3, 2009, was 11,925,600.

**EXPLANATION FOR AMENDED FILING: 2008 10k WAS AMENDED DUE TO THE EDGAR AGENT MISTAKE ON MARKING “YES” ON THE SHELL STATUS OF THE COMPANY WHEN IT IS SUPPOSED TO BE MARKED AS “NO”. COMPANY HAS NEVER BEEN A SHELL. **

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

In April 2008, the FASB issued Staff Position No. 142-3 (“FSP No. 142-3”), Determination of the Useful Life of Intangible Assets.  FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142,Goodwill and Other Intangible Assets. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.

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