Form 10-K/A
period 2009-12-31
FUTURELAND CORP.
filed 2016-05-12
CIK 1424549

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

**EXPLANATION FOR AMENDED FILING: 2009 10k WAS AMENDED DUE TO THE EDGAR AGENT MISTAKE ON MARKING “YES” ON THE SHELL STATUS OF THE COMPANY WHEN IT IS SUPPOSED TO BE MARKED AS “NO”. COMPANY HAS NEVER BEEN A SHELL. **

FORM 10-K

Forever Valuable Collectibles, Inc.

Financial Statements pages	F-1 - F-15

Signatures	40

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

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our presentaccounting firm during the reporting period.

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