Form 10-K/A
period 2015-12-31
FUTURELAND CORP.
filed 2016-05-23
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No,.1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

FutureLand Corp (the "FutureLand", "The Company", "we", "us", "our") is filing this Amendment No. 1 (Amendment) to its Annual Report on Form 10-K for the year ended December 31, 2015 (Original Form 10-K) filed with the Securities and Exchange Commission (SEC) on April 14, 2016 ("Original Filing Date") to correct a clerical error. The Company had determined that the "Related Party Receivable" on the Consolidated Balance Sheet was not accurately recorded due to clerical error which in return had effected the balance of Total Assets, hence, the Total Liabilities and Stockholders' Equity line. Accordingly, the Company is filing the Amendment, which includes the final draft of the financial statements, to correctly present the amounts attributable to the Related Party Receivable as well as the correct ending balance of the Total Liabilities and Stockholders' Equity in its financial statements.
Except as described in this Explanatory Note, the consolidated financial statements and financial statement footnote disclosures in the Original Form 10-K are unchanged. In particular, except for the events described above, this Amendment has not been updated to reflect any events that have occurred after the Original Form 10-K was filed or to modify or update disclosures affected by other subsequent events, except where required by GAAP. Accordingly, forward-looking statements included in this Amendment represent management's views as of the Original Filing Date and should not be assumed to be accurate as of any date thereafter. This Amendment should be read in conjunction with the Company's other filings with the SEC, together with any amendments to those filings.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We define our accounting periods as follows:

●    "fiscal 2015" – January 1, 2015 through December 31, 2015

Our History

FutureLand, CORP. (former
ly known as AEGEA, Inc.) ("we", "us", the "Company") was incorporated in Colorado on November 29, 2007 under the name Forever Valuable Collectibles, Inc. We changed our name effective July 1, 2014 in connection with our July 22, 2014 acquisition of AEGEA, LLC which is in the planning stages of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. Prior to the acquisition of AEGEA, LLC, we were been engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

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

Date: April 19, 2016

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	April 19, 2016
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer), Director	April 19, 2016
Sam Talari

/s/ John Verghese	Director	April 19, 2016
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
/s/ Turner, Stone & Company, L.L.P.
Certified Public Accountants
Dallas, Texas
April 14, 2016

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets

	December 31,
	2015	2014
Assets

Current Assets:
Cash	$(92)	$0
Vacant land deposit	4,000	0
Total Current Assets	3,908	0
Other Assets Land	60,251	0
Construction in Progress	4,543	0
Provisional Goodwill	3,801,036	0
Related Party Receivable	3,540,036	0
Total Assets	$7,409,737	$0

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$42,338	$86,633
Accrued expenses	94,435	27,829
Short-term loans - related parties	113,636	76,807
Convertible debenture payable, net of premium and discount	72,750	191,273
Accrued interest	0	27,454
Line of credit - related party	0	250,000
Accrued interest - related party	0	126,852
Derivative liability	0	10,912
Total Liabilities	323,636	797,219

Stockholders' Equity (Deficit):
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated No shares issued & outstanding at December 31, 2015 and 2014, respectively	-	-
Series B convertible preferred Stock, No par value; 20,000 designated 3,000 shares issued &outstanding at December 31, 2015 and 2014, respectively	6,450	2,150
Common stock, no par value; 1,000,000,000 shares authorized, 32,397,930 and 298,812 shares issued and outstanding as of December 31, 2015 and 2014, respectively	1,019,597	1,012,846
Additional paid-in capital	9,727,395	764,934
Accumulated deficit	(3,666,864)	(2,577,149)

Total Stockholders' Equity (Deficit)	7,086,578	(797,219)

Total Liabilities and Stockholders' Equity (Deficit)	$7,409,737	$0
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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Statement of Changes in Stockholders' Deficit
For the Years Ended December 31, 2015 and 2014

	Common		Additional
	Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2014	119,499,261	1,012,846	764,934	(2,577,149)	$(2,577,149)
Reverse Stocksplit 1:400	(119,200,290)
Preferred Stock issued for Equity
Common stock issued for Equity	27,845,280	2,785	671,925		$674,710
Auctus Fund	667		148		$148
Net Loss				(62,144)	$(62,144)
Balance at June 30, 2015	28,144,918	$1,015,631	$1,437,007	$(2,639,293)	$(2,639,293)
St George	16,000	2	15,998		$16,000
Net Loss				(103,957)	$(103,957)
Balance at September 30, 2015	28,160,918	$1,015,633	$1,453,005	$(2,743,250)	$(2,743,250)
AEGEA Entertainment	1,267,012	127	3,800,909		$3,801,036
Cameron Cox	2,800,000	280	435,271		$435,551
Cameron Cox	170,000	17	110,483		$110,590
Provisional Goodwill		3,540	3,800,909		$3,804,449
Debt discount amortization			126,818		$126,818
Net Loss				(923,614)	$(923,614)
Balance at December 31, 2015	32,397,930	$1,019,597	$9,727,395	$(3,666,864)	$7,354,830

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015 AND 2014

The transaction has been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The Company has not finalized the determination of the fair values of the liabilities assumed and assets acquired and therefore the provisional amounts set forth are subject to adjustment when valuations are completed. Under GAAP, companies have up to one year following an acquisition to finalize acquisition accounting.

AEGEA Entertainment stock issuance
per merger agreement 1,470,000 shares of common @ $3 per share	$4,410,000

AEGEA Shareholders stock cancellation
per merger agreement -202,988 (cancellation of shares per agreement)	$(608,964)

Fair value of the provisional goodwill transferred	$3,801,036

In accordance with ASC Topic 805, Business Combination, the application of purchase accounting requires that the total purchase price be allocated to the fair value of identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date, with amounts exceeding the fair values recorded as goodwill. Goodwill represents the future economic benefit arising from other assets acquired that could not be individually identified and separately recognized. The allocation process requires, among other things, an analysis of acquired fixed completed the determination of the fair value of assets acquired and liabilities assumed, accordingly; management has not made adjustments to the provisional fair values for the assets acquired and liabilities assumed. In addition the Company has not made a determination as to the deductibility of all or a portion of goodwill for tax purposes.

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,088,786 and net cash used in operations of $114,211, for the year ended December 31, 2015 and a working capital deficit and accumulated deficit of $3,666,864, at December 31, 2015 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

F-7

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
DECEMBER 31, 2015 AND 2014

NOTE 8: STOCKHOLDERS' DEFICIT (Continued)

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

CHANGES IN COMMON STOCK

We report 33,867,930 shares outstanding as of April 4, 2016.The difference in shares consists of the following issuances in 2016:

01/12/2016 Saeed Talari, Director	400,000 (Officer Bonus)
01/26/2016 Hemp, Inc.	700,000 (Consulting)
01/29/2016 Alan Brantley	50,000 (Consulting)
01/29/2016 Stanley Kwong	20,000 (Consulting)
02/15/2016 Cameron Cox, CEO	100,000 (Officer Bonus)
04/01/2016 Craig Huffman, Counsel	200,000 (Consulting fee)

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

NOTE 10: RELATED PARTIES

 On April 23,2015, a Site Development and Licensed Agreement was signed between HempTech Corp and FutureLand Corp. The agreement is for 5 years and calls for HempTech to provide exclusive consulting agreement on design, development and construction of grow facilities being leased by FutureLand Corp. The initial consulting fee of $50,000 has been recorded and owed by FutureLand to HempTech corp. Mr. Talari is the largest shareholder of both HempTech and FutureLand Corp.

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