Form 10-Q
period 2016-03-31
FUTURELAND CORP.
filed 2016-05-23
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of the registrant's Common Stock issued and outstanding was 33,667,930 as of March 31, 2016.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
FORM 10-Q
March 31, 2016

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

Item 1. Financial Statements

PART I FINANCIAL INFORMATION

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets:
Cash	$(5,627)	$(92)
Security Deposits	14,000	4,000
Accounts Receivable-related party	23,044	0

Total Current Assets	31,417	3,908

Fixed Assets
Land	$60,251	$60,251
Computer Equipment	1,136	0
Construction in Process	4,543	4,543

Total Current Assets	97,347	64,794

Provisional Goodwill	3,801,036	3,801,036
Related Party A/R	3,540,000	3,450,000
Total Assets	$7,438,383	$7,319,738

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$41,702	$42,338
Accrued expenses	105,700	94,435
Short-term loans - related parties	0	113,636
Convertible debenture payable, net of premium and discount	166,935	72,750
Accrued interest	14,976	-
Line of credit - related party	0	-
Derivative liability	0	-
Accrued interest - related party	0	-

Total Current Liabilities	329,313	323,636

Stockholders' Equity:
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively
Series B convertible preferred Stock, no par value; 20,000 shares authorized, and 3,000 & 3,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6,450	6,450
Common stock, no par value; 1,000,000,000 shares authorized, 33,667,930 and 32,397,930 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,019,724	1,019,597
Additional paid-in capital	10,346,518	9,727,395
Accumulated deficit	(4,263,622)	(3,666,864)

Total Stockholders' Equity	7,109,070	7,086,578

Total Liabilities and Stockholders' Equity	$7,438,383	$7,319,738

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2016		2015

Revenue	$		$
Operating Expenses:
General and administrative		13,921		254
Personnel Cost		257,390		-
Professional Fees		245,300		-
Research and development expenses		0		-
Total Operating Expenses		516,611		-

Loss from Operations		(516,611)		(254)
Other Income (Expenses):
Gains on settlement of liabilities				-
Interest expense		8,443		-
Interest amortization of debt discount		71,705		-

Total Other Expenses		80,148		-

Net Loss		$(596,759)		$(254)

Net Loss Per Common Share:

Basic		$(0.02)		$(0.00)

Weighted Average Number Of Common Shares Outstanding:
Basic		33,367,495		28,144,092

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(596,759)	$(251)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	438,000	-
Contributed rent and services		-
Interest from stock- settled debt	-	-
Amortization-Depreciation of Debt Discount	71,705	-
Changes in operating assets and liabilities:
Accounts payable	(636)	2,604
Accrued expenses	17,800	-
Office Equipment	1,156
Related Party Loans	(117,712)	-
Accrued interest-	14,976	-

Net Cash Used in Operating Activities	(171,471)	2,350
Cash Flows from Investing Activities:
Land deposit / Escrow	(10,000)	-
Net Cash Provided by Investing Activities	(181,471)	-

Cash Flows from Financing Activities:
Repay convertible debentures	0	-
Proceed-Convertible Debentures	187,000	(2,350)
Repay short-term loans – rel party		-

Net Cash Provided by (Used In) Financing Activities	187,000	(2,350)

Net (Decrease) Increase in Cash	(5,530)	-

Cash, beginning of period	(97)	-

Cash, end of period	$(5,627)	$-
Cash Paid for:
Interest	$0	$-
Income taxes	$0	$-
Common stock issued for convertible debt	$0	$-
Put premium reclassified to additional paid-in capital	$0	$-
Increase in Debt Discount	$0	$-

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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
MARCH 31, 2016

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, FutureLand Properties, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2014. The consolidated balance sheet as of March 31, 2016 was also derived from those audited consolidated financial statements. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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
MARCH 31, 2016

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

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2015, we excluded 3,000 shares of Series B Preferred Stock convertible into 3,000 shares of common stock.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $ 596,759 and net cash used in operations of $ 171,471 for the three months ended March 31, 2016 and a stockholders' deficit accumulated of $4,263,623 respectively, at March 31, 2016.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the three months ended March 31, 2016.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2014 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at March 31, 2016.

NOTE 4: STOCKHOLDERS' EQUITY

Preferred Stock

On October 4, 2014 and April 10, 2015, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the "Certificate of Designations") with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 3,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock including 1,000 shares that were previously issued on October 4, 2014. On June 9th, 2015, previously issued 1,000 shares on October 4, 2014 were cancelled. The Certificate of Designations and their filing were approved by the board of directors of the Company on March 31, 2014 without shareholder approval as provided for in the Company's articles of incorporation and under Colorado law.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Common Stock

Of the authorized common stock, 33,667,930 shares are outstanding as of March 31, 2016. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Convertible Debentures

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

CHANGES IN COMMON STOCK

01/12/2016 Saeed Talari, Director	400,000 (Officer Bonus)
01/26/2016 Hemp, Inc.	700,000 (Consulting)
01/29/2016 Alan Brantley	50,000 (Consulting)
01/29/2016 Stanley Kwong	20,000 (Consulting)
02/15/2016 Cameron Cox, CEO	100,000 (Officer Bonus)
04/01/2016 Craig Huffman, Counsel	200,000 (Consulting fee)
04/20/2016 Craig Huffman, Counsel	100,000 (Consulting fee)
04/20/2016 Cameron Cox, CEO	200,000 (Officer Bonus)

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

NOTE 5: SUBSEQUENT EVENTS

On April 06, 2016, the Company issued a debenture for $30,000 for a cash advances during April 2016 with 10% original Issue Discount. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

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

On April 15, 2016, the Company issued a debenture for $80,750 for a cash advances during April 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the three months ended March 31, 2016 and 2015. For comparative purposes, we are comparing the three months ended March 31, 2016 to the three ended March 31, 2015. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue As of this time, we have not generated any revenue; although, we do have signed contracts with Colorado Flower and GPS La Vita Inc, GAAP rules prevent us from recording and/or recognizing any revenue until the land is developed and ready to generate vegetation.

Total Operating Expenses. For the three months ended March 31, 2016, total operating expenses amounted to $596,759 as compared to $254 for the same period in 2015, an increase of $596,505. This three month increase was primarily due to significant changes in operations (Reverse Merger)  General and administrative expenses and research and development expenses increased by an aggregate of $  for the three months ended March 31, 2016.
 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $as of March 31, 2016.   As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $171,471 for the three months ended March 31, 2016, compared to 2,350 for the same period in 2015, an increase of $ 169,121

Net cash provided by investing activities during the three months ended March 31, 2016 was $0 compared to $250,000 for the same period in 2015

Net cash provided by financing activities during the three months ended March 31, 2016, was $187,000 compared to 0 net provided by financing activities of $0 for the same period in 2015.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss and net cash used in operating activities of $516,611 and $254, respectively, for the three months ended March 31, 2016, has a working capital deficit, stockholders' deficit and deficit accumulated during the development stage of $171,471 respectively, and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue. We have not generated any revenue as of March 31, 2016.  However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of March 31, 2016. We have identified the following material weaknesses as of March 31, 2016:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by March 31, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on.

Date: May 23, 2016	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)