Form 10-Q
period 2016-06-30
FUTURELAND CORP.
filed 2016-08-22
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of the registrant's Common Stock issued and outstanding was 64,556,592 as of August 19, 2016.

FUTURELAND, CORP. AND SUBSIDIARIES
FORM 10-Q
June 30, 2016

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

Item 1. Financial Statements

PART I FINANCIAL INFORMATION

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

Assets
Current Assets:
	June 30, 2016,	December 31, 2015

Cash	$1,003	$(92)
Security Deposits	0	4,000
Accounts Receivable-related party	$86,909	0

Total Current Assets	$87,912	3,908

Fixed Assets
Land	$140,251	$60,251
Computer Equipment	1894	0
Construction in Process	4,543	4,543

Total Current Assets	146,688	64,794

Provisional Goodwill	3,801,036	3,801,036
Related Party A/R	3,540,000	3540,036
Total Assets	$7,575,636	$7,409,737

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$71,801	$42,338
Accrued expenses	142,812	94,435
Short-term loans - related parties	0	113,636
Convertible debenture payable, net of premium and discount	171,871	72,750
Accrued interest	23,343	-
Related Party Loans	72,420	-
Misc. Liability-Commitment Fee	60,000	-

Total Current Liabilities	542,247	323,636

Stockholders' Equity:
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Series B convertible preferred Stock, no par value; 20,000 shares authorized, and 3,000 & 3,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6,450	6,450
Common stock, no par value; 1,000,000,000 shares authorized, 37,351,699 and 32,397,930 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,866,710	1,019,597
Additional paid-in capital	10,014,167	9,727,395
Accumulated deficit	(4,853,938)	(3,666,864)

Total Stockholders' Equity	7,033,389	7,086,578

Total Liabilities and Stockholders' Equity	7,575,636	$7,409,737

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-
Operating Expenses:
General and administrative	280,676	40,541	463,988	43,366
Professional fees	80,041	20,333	313,591	20,333
Legal and Accounting	182,738	-	201,488	-
Total Operating Expenses	543,455	60,874	979,067	63,699

Loss from Operations	(543,455)	(60,874)	(979,067)	(63,699)
Other Income (Expenses):

Interest expense	20,017	-	28,460	-
Interest amortization of debt discount	107,824	-	179,548	-

Total Other Expenses	127,841	-	208,008	-

Net Loss	$(671,296)	$(60,874)	$(1,187,075)	$(63,699)

Net Loss Per Common Share:

Basic	$(0.02)	$(0.00)	$(0.03)	$(0.00)

Weighted Average Number Of Common Shares Outstanding:
Basic	34,118,870	17,315,419	34,302,462	17,315,419

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	For thesix months ended June 30,
	2016	2015
Operating Activities
Net Loss	$(1,187,075)	$(63,699)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities
Depreciation	96	0
Amortization	0	0
Interest (income) expense	0	0
Common Stock issued for services	509,000	0
Stock based Bonuses	248,600	0
Amortization of Discount & Premium (convert debt)	179,452	0
Decrease (Increase) in:
Related Party Receivable	(22,934)	0
Officer Loans	(27,382)	0
Security/Retainer Deposits	4,000	0
Increase (Decrease) in:
Accounts Payable	8,193	(3,040)
Accrued Expenses	71,721	21,500
Miscellaneous	0	0
Net Cash provided by (used) by Operating Activities	(216,329)	(45,239)

Cash flows from investing activities
Purchase Land	(80,000)	0
Purchase of equipment	(1,991)	0
Net cash used by investing activities	(81,991)	0

Cash flows from financing activities:
Proceeds from the issuance of common stock	0	0
Proceeds from the issuance of convertible notes payable	299,414	0
Payment on convertible notes payable	0	0
Proceeds from notes payable	0	45,239
Payment on notes payable	0	0
Payments on loans from related parties	0	0
Net cash provided by financing activities	$299,414	$45,239

Net increase (decrease) in cash	1,095	0

Cash at the beginning of the year	(92)	0
Cash at the end of the year	$1,003	$0

Supplemental disclosure of cash flow information
Cash paid for interest expense	$0	$0
Cash paid for income taxes	$0	$0

Noncash operating and financing activities
Exchange for debt paid	64,586	0
Convertible debt converted and accrued interest to common stock	$89,425	$0

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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
JUNE 30, 2016

In May 1, 2015, we changed our name to FutureLand, Corp. and effected a 1 for 400 reverse stock split of our common stock. All share and per share data in this annual report have been retroactively restated to reflect the reverse stock split.
Upon closing and the contemplated cancellation of all outstanding shares of Series B convertible preferred stock, this transaction was accounted for as a reverse recapitalization of FLP with the business of FLP being the continuing business since the member of FLP has voting and management control of the combined entity.

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

FUTURELAND, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, FutureLand Properties, LLC. And FutureLand Oregon, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2015. The consolidated balance sheet as of June 30, 2016 was also derived from those audited consolidated financial statements. The results of operations for the Six Months Ended June 30, 2016 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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
JUNE 30, 2016

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
JUNE 30, 2016

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

Net Earnings (Loss) per Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2016, we excluded 3,000 shares of Series B Preferred Stock convertible into 3,000 shares of common stock.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of $ 1,187,075 and net cash used in operations of $ 216,239 for the Six Months Ended June 30, 2016 and a stockholders' deficit accumulated of $4,853,938 respectively, at June 30, 2016.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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
JUNE 30, 2016

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the Six Months Ended June 30, 2016.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2015 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2016.

NOTE 4: STOCKHOLDERS' EQUITY

Preferred Stock

On October 4, 2014 and April 10, 2015, the Company filed a Certificate of Designations under its Amended and Restated Articles of Incorporation (the "Certificate of Designations") with the State of Colorado to (a) designate 200,000 shares of its previously authorized Preferred Stock as Series A Convertible Preferred Stock and (b) designate 3,000 shares of its previously authorized Preferred Stock as Series B Preferred Stock including 1,000 shares that were previously issued on October 4, 2014. On June 9th, 2015, previously issued 1,000 shares on October 4, 2014 were cancelled. The Certificate of Designations and their filing were approved by the board of directors of the Company on June 30, 2014 without shareholder approval as provided for in the Company's articles of incorporation and under Colorado law.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Common Stock

Of the authorized common stock, 37,351,699 shares are outstanding as of June 30, 2016. The holders of our common stock are entitled to receive dividends from our funds legally available therefor only when, as and if declared by our Board, and are entitled to share ratably in all of our assets available for distribution to holders of our common stock upon the liquidation, dissolution or winding-up of our affairs. Holders of our common stock do not have any preemptive, subscription, redemption or conversion rights. Holders of our common stock are entitled to one vote per share on all matters which they are entitled to vote upon at meetings of stockholders or upon actions taken by written consent pursuant to Colorado corporate law. The holders of our common stock do not have cumulative voting rights, which means that the holders of a plurality of the outstanding shares can elect all of our directors. All of the shares of our common stock currently issued and outstanding are fully-paid and non-assessable. No dividends have been paid to holders of our common stock since our incorporation, and no cash dividends are anticipated to be declared or paid in the reasonably foreseeable future.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Convertible Debentures

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

On April 07, 2016, the Company issued a debenture for $60,000 to Kodiak Capital for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On April 15, 2016, the Company issued a debenture for $58,000 for a cash advances during April 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On June 16, 2016, the Company issued a debenture for $92,000 for a cash advances during June 2016 with 10% original Issue Discount. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

CHANGES IN COMMON STOCK THIS QUARTER

04/01/2016 Craig Huffman, Counsel	200,000 (Consulting fee)
04/19/2016 Iconic Holdings	100,000 (Debt Conversion)
04/20/2016 Craig Huffman, Counsel	100,000 (Consulting fee)
04/20/2016 Cameron Cox, CEO	200,000 (Officer Bonus)
05/02/2016 Iconic Holdings	223,769 (Debt Conversion)
06/01/2016 Talari Industries	1,000,000 (Consulting Fee)
06/06/2016 Auctus Fund LLC	500,000 (Debt Conversion)
06/13/2016 Saeed Talari, Director	360,000 (Officer Bonus)
06/28/2016 Auctus Fund LLC	1,000,000 (Debt Conversion)

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

NOTE 5: SUBSEQUENT EVENTS

On July 05, 2016, the Company issued a debenture for $120,000 for a cash advances during July 2016 with 8% original Issue Discount. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

08/12/2016 Cameron Cox, CEO	560,000 (Officer Bonus)
08/12/2016 Talari Industries	20,000,000 (Conversion of Salary)
08/12/2016 Saeed Talari, Director	560,000 (Officer Bonus)
08/12/2016 Cameron Cox, CEO	4,000,000 (Conversion of Salary)

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the Six Months Ended June 30, 2016 and 2015. For comparative purposes, we are comparing the Six Months Ended June 30, 2016 and June 30, 2015. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue As of this time, we have not generated any revenue; although, we do have signed contracts with Colorado Flower and GPS La Vita Inc, GAAP rules prevent us from recording and/or recognizing any revenue until the land is developed and ready to generate vegetation.

Total Operating Expenses. For the Six Months Ended June 30, 2016, total operating expenses amounted to $1,098,615 as compared to $63,699 for the same period in 2015, an increase of $1,34,916. This six month increase was primarily due to significant changes in operations (Reverse Merger) General and administrative expenses.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $as of June 30, 2016.   As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $280,915 for the Six Months Ended June 30, 2016, compared to $45,239 for the same period in 2015, an increase of $235,676.

Net cash used by investing activities during the Six Months Ended June 30, 2016 was $81,991 compared to $0.00 for the same period in 2015

Net cash provided by financing activities during the Six Months Ended June 30, 2016, was $364,000 compared to $45,239 provided by financing activities for the same period in 2015.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss of $ 1,187,075 and net cash used in operating activities of $216,329 respectively, for the Six Months Ended June 30, 2016, has a working capital deficit $216,329, stockholders' deficit of $4,853,938 respectively, and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue. We have not generated any revenue as of June 30, 2016.  However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2016. We have identified the following material weaknesses as of June 30, 2016:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by June 30, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the Six Months Ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 19, 2016	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)