Form 10-Q
period 2016-09-30
FUTURELAND CORP.
filed 2016-11-21
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed fiscal quarter  257,090,277 as of September 30, 2016

The number of shares of the registrant's Common Stock issued and outstanding was 305,871,905 as of  October 20, 2016.

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

NOTE

This 10-Q was not reviewed by our independent registered public accounting firm.

Item 1. Financial Statements

PART I FINANCIAL INFORMATION

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Balance Sheets
( UNAUDITED )

Current Assets:	September 30, 2016,	December 31, 2015

Cash	$(403)	$(92)
Security Deposits		4,000
Accounts Receivable-related party	$40,078	0
Total Current Assets	$39,675	3,908

Fixed Assets
Land	$185,251	$60,251
Furniture & Fixtures	1,822	0
Construction in Process	11,110	4,543
Total Current Assets	198,183	64,794

Provisional Goodwill* (Note 5)	3,801,036	3,801,036
Related Party A/R*(Note 6)	3,540,000	3,540,036
Total Assets	$7,578,893	$7,409,737

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$51,963	$42,338
Accrued Expenses	234,673	94,435
Convertible debenture payable, net of premium and discount	274,379	72,750
Related Party Loans	0	113,636

Total Current Liabilities	561,015	323,636

Stockholders' Equity:
Preferred stock, No par value; 100,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 shares authorized, no shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Series B convertible preferred Stock, no par value; 20,000 shares authorized, and 3,000 & 3,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,450	6,450
Common stock, no par value; 1,000,000,000 shares authorized, 257,090,277 and 32,397,930 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	2,859,335	1,019,597
Additional paid-in capital	10,055,740	9,727,395
Accumulated deficit	(5,903,647)	(3,666,864)

Total Stockholders' Equity	7,017,878	7,086,578

Total Liabilities and Stockholders' Equity	7,578,893	$7,409,737

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Operations
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$0	$0	$0	$0
Operating Expenses:
General and administrative	86,281	3,056	734,142	11,232
Professional fees	730,000	52,100	1,043,591	72,424
Legal and Accounting	214,250	49,100	415,650	84,300
Total Operating Expenses	1,030,531	104,256	2,193,383	167,956

Loss from Operations	(1,030,531)	(104,256)	(2,193,383)	(167,956)
Other Income (Expenses):

Interest expense	0	0	0	0
Interest amortization of debt discount	(14,940)	(2,141)	(43,400)	(2,141)

Total Other Expenses	(14,940)	(2,141)	(43,400)	(2,141)

Net Loss	$(1,045,471)	$(106,397)	$(2,236,783)	$(170,097)

Net Loss Per Common Share:

Basic	$(0.00)	$(0.00)	$(0.00)	$(0.001)

Weighted Average Number Of Common Shares Outstanding:
Basic	68,219,537	28,154,764	45,192,957	34,302,462

 See accompanying notes to unaudited consolidated financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Operating Activities
Net Loss	$(2,236,783)	$(170,097)
Adjustments to reconcile net loss
to net cash provided (used) by operating activities
Depreciation	169	-
Amortization	-	-
Interest (income) expense	-	-
Common Stock issued for services	1,321,000	-
Stock based Bonuses	332,400	-
Amortization of Discount & Premium (convert debt)	179,452	-
Decrease (Increase) in:
Related Party Receivable	(84,688)	-
Officer Loans	31,266	-
Security/Retainer Deposits	-	-
Increase (Decrease) in:
Accounts Payable	(20,375)	53,122
Accrued Expenses	140,239	56,500
Miscellaneous	-	-
Net Cash provided by (used) by Operating Activities	(337,320)	(60,475)

Cash flows from investing activities
Purchase Land	(125,000)	-
Purchase of equipment	(1,991)	-
Net cash used by investing activities	(126,991)	-

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	-
Proceeds from the issuance of convertible notes payable	464,000	-
Payment on convertible notes payable	-	(25,000)
Proceeds from notes payable	-	85,475
Payment on notes payable	-	-
Payments on loans from related parties	-	-
Net cash provided by financing activities	$464,000	$60,475

Net increase (decrease) in cash	(311)	-

Cash at the beginning of the year	(92)	-
Cash at the end of the year	$(403)	$-

Supplemental disclosure of cash flow information
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Noncash operating and financing activities
Exchange for debt paid	-	16,000
Convertible debt converted and accrued interest to common stock	$186,337	$-

See accompanying notes to the unaudited consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned inactive subsidiaries, FutureLand Properties, LLC. And FutureLand Oregon, LLC. All inter-company balances and transactions have been eliminated in consolidation.

Basis for Presentation for Interim Financial Statements

These unaudited consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") for interim financial information. Accordingly, they do not include all of the information and footnotes required by "GAAP" for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The accounting policies and procedures used in the preparation of these unaudited consolidated financial statements have been derived from the audited consolidated financial statements of the Company for the period December 31, 2015. The consolidated balance sheet as of September 30, 2016 was also derived from those audited consolidated financial statements. The results of operations for the Six Months Ended September 30, 2016 are not necessarily indicative of the results to be expected for the year. The Company retroactively applied its name change and recapitalization per the share exchange agreement for all periods presented in the accompanying unaudited consolidated financial statements.

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company had a net loss of
$ 2,236,783 and net cash used in operations of $ 337,320 for the Nine Months Ended September 30, 2016 and a stockholders' deficit accumulated of $5,903,646 respectively, at September 30, 2016.  These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the Six Months Ended September 30, 2016.

Recent Accounting Pronouncements

Accounting standards which were not effective until after December 31, 2015 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2016.

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

SEPTEMBER 30, 2016

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

SEPTEMBER 30, 2016

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

On November 14, 2016, FutureLand Corp and Kodiak Capital Group, LLC has agreed mutually to cancel their equity purchase agreement signed on April 8, 2016 for one time issuance of 3M shares.

CHANGES IN COMMON STOCK THIS QUARTER

07/05/2016 Auctus Fund	1,000,000 (Debt Conversion)
07/12/2016 EMA Financial	350,000 (Debt Conversion)
07/29/2016 Iconic Holdings	294,118 (Debt Conversion)
07/27/2016 Auctus Fund	690,775 (Debt Conversion)
08/04/2016 EMA Financial	750,000 (Debt Conversion)
08/15/2016 Talari Industries	20,000,000 (Payment for Services)
08/15/2016 Cameron Cox, CEO	4,000,000 (Officer Bonus)
08/15/2016 Cameron Cox CEO	560,000 (Conversion of Salary)
08/15/2016 Saeed Talari Director	560,000 (Officer Bonus)
08/29/2016 Iconic Holdings	606,061 (Debt Conversion)
09/06/2016 Auctus Fund LLC	2,299,790 (Debt Conversion)
09/09/2016 EMA Financial	1,200,000 (Debt Conversion)
09/19/2016 Saeed Talari Director	560,000 (Officer Bonus)
09/20/2016 Iconic Holdings	1,477,273 (Debt Conversion)
09/21/2016 Union Capital	1,307,535 (Debt Conversion)
09/27/2016 EMA Financial	2,000,000 (Debt Conversion)
09/27/2016 Craig A Huffman	540,000 (Payment for Services)
09/27/2016 Harvest Fund	180,000,000 (Payment for Services)
09/27/2016 Auctus Fund LLC	2,543,026 (Debt Conversion)

FUTURELAND, CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

NOTE 5. PROVISIONAL GOODWILL

The following details the preliminary fair value of the provisional goodwill transferred to effect the acquisition. This goodwill will be written off in the amended Q3 to avoid  4th quarter adjustments;

AEGEA Entertainment stock issuance
per merger agreement 1,470,000 shares of common @ $3 per share	$4,410,000

AEGEA Shareholders stock cancellation
per merger agreement -202,988 (cancellation of shares per agreement)	$(608,964)

Fair value of the provisional goodwill transferred	$3,801,036

NOTE 6. RELATED PARTY RECEIVABLE

The Related Party Receivable of $3,540,000 is owed by FutureWorld Corp for legal fees paid by the Company in relation to the merger with AEGEA. The receivable will be settled by either issuance of stock by FutureWorld Corp or a convertible note. The Company is in negotiation with FutureWorld to manage the settlement and expect it completed before the year end.

NOTE 7: SUBSEQUENT EVENTS

10/04/2016 Saeed Talari	1,500,000 (Conversion of Salary)
10/04/2016 Cameron Cox, CEO	1,000,000 (Conversion of Salary)
10/04/2016 Union Capital	1,362,462 (Debt Conversion)
10/14/2016 EMA Financial	2,983,802 (Debt Conversion)
10/12/2016 Karin Rohret	7,142,750 (Payment for Services)
10/12/2016 Cameron Cox, CEO	500,000 (Conversion of Salary)
10/19/2016 Union Capital	2,729,478 (Conversion of Debt)
10/19/2016 Auctus Fund	2,030,941 (Conversion of Debt)
10/19/2016 Iconic Holdings	1,534,829 (Conversion of Debt)
10/20/2016 Union Capital	16,397,366 (Conversion of Debt)
10/21/2016 Auctus Fund	11,600,000 (Conversion of Debt)

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the periods identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the Six Months Ended September 30, 2016 and 2015. For comparative purposes, we are comparing the Six Months Ended September 30, 2016 and September 30, 2015. The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes included in this report.

Revenue As of this time, we have not generated any revenue; although, we do have signed contracts with Colorado Flower and GPS La Vita Inc, GAAP rules prevent us from recording and/or recognizing any revenue until the land is developed and ready to generate vegetation.

Total Operating Expenses.  For the Nine Months Ended September 30, 2016, total operating expenses amounted to $2,192,383 as compared to $63,699 for the same period in 2015, an increase of $2,129,684. This nine month increase was primarily due to significant changes in operations and General and administrative expenses.

 Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $464,311 as of September 30, 2016.   As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $337,320 for the nine Months Ended September 30, 2016, compared to $45,239 for the same period in 2015, an increase of $292,081.

Net cash used by investing activities during the nine Months Ended September 30, 2016 was $126,991 compared to $0.00 for the same period in 2015

Net cash provided by financing activities during the nine Months Ended September 30, 2016, was $464,000 compared to $0 provided by financing activities for the same period in 2015.

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

Going Concern

As reflected in the unaudited consolidated financial statements of the Company included in this report, the Company reported a net loss of $ 2,236,783 and net cash used in operating activities of $337,320 respectively, for the Nine Months Ended September 30, 2016, has a working capital deficit $464,311, stockholders' deficit of $5,903,646 respectively, and is in the development stage with no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.  The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Revenue Recognition

Revenue. We have not generated any revenue as of September 30, 2016.  However, due to General Accounting Procedures regarding the contract with Colorado Flower, we are unable to recognize any of the revenue in our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable to smaller reporting companies.

 ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC's rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and our Chief Financial Officer, CFO, to allow timely decisions regarding required disclosure. Management, with the participation of our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management, including our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2016. We have identified the following material weaknesses as of September 30, 2016:

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

Management believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by September 30, 2016.

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

Changes in Internal Control

There were no changes identified in connection with our internal control over financial reporting during the Six Months Ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 21, 2016	FutureLand Corp.

	By:	/s/ Cameron Cox
Cameron Cox, Chief Executive Officer and Acting Chief Financial Officer (Principal Executive Officer)