Form 10-K
period 2016-12-31
FUTURELAND CORP.
filed 2017-04-14
CIK 1424549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares of the registrant's Common Stock issued and outstanding was 453,849,744 shares as of April 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

_____________________________________________________________________________

_____________________________________________________________________________

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

FutureLand’s Land and Operations in Grants Pass, Oregon

FutureLand Oregon, LLC closed on 50% ownership on 78 acres in Grants Pass, Oregon on July 7, 2016 for $125,000. Recent changes in the laws allowing outside residents to own cannabis licenses from cultivation, labs, extracts and dispensing signaled an immediate and necessary response for FL to engage. This is primary to our business model. We look to own and control the cannabis product by growing it first for the recreational market and expanding to the medical one. Currently our partners in the project are HSPendleton, LLC and Johnny Miller (Groovy Groves). The project has several phases it needs to go through. Phase 1 is clearing the land and making space to set up the grow (This is currently being completed.) Phase 2 will involve making application for the recreational license and getting the build out done for growing including greenhouse, cameras, fencing, well and power. Phase 3 will be putting the plants in the ground and growing our first harvest expected to be quarterly but we may opt for a rotation that allows harvests year-round every week. Phase 4 will be expansion as we envision starting out with only a couple thousand square feet of greenhouse growing space. We will be applying for a Tier II commercial outdoor license which allows for 40,000 square feet of flowering plants at any one time. It is canopy based and does not matter how many plants we choose to grow nor does it matter how many plants we keep in a vegetative state which is crucial to maximize future yields. We do intend to make use of greenhouses upon the property during colder months but we will not be using supplemental lighting on the flowering section. We will use supplemental lighting on the vegging areas to keep them from flowering until they are moved to the 40,000 square foot canopy. It is also possible that we may ask for a variance for even more space to grow as some other Oregon licensees have receive approval for more space. FutureLand continues to spend development dollars to outfit the site.

FutureLand Oregon, LLC also purchased 50% ownership on another 265 acre site in Wolfs Creek, Oregon with a purchase price of $250,000 to HSPendleton, LLC. This property already has a Tier II recreational license to grow cannabis and is owned by Groovy Groves, LLC. FutureLand Oregon, LLC is contracted to purchase 50% of the Oregon Recreational Grow license from John Miller of Groovy Groves, LLC and is currently in the transfer of ownership cycle with the state of Oregon. Upon transfer FutureLand Corp will complete the sale with $100,000 of FutureLand stock to John C Miller. Groovy Groves, LLC has product on hand from the last harvest that has yet to be sold and will provide money to the company upon the sale and completion of the license transfer of ownership.

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company recognized research and development costs of $0 for the nine months ended September 30, 2015.

Patents and Trademarks

We have trademarked “FutureLand Corp”.

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

We have a limited operating history upon which investors may base an evaluation of our potential future performance. In particular, we have not proven that we can maintain and lease properties associated with FutureLand grow operations, locations, leaseholds, placements, supply hydroponic growing equipment or sell our hydroponic produce in a manner that enables us to be profitable and meet customer requirements, develop intellectual property to enhance FutureLand leased grow facilities, obtain the necessary permits and/or achieve certain milestones to develop leased facilities, FutureLand’s line of products cigarettes, develop and maintain relationships with key manufacturers and strategic partners to extract value from our intellectual property, raise sufficient capital in the public and/or private markets, or respond effectively to competitive pressures. As a result, there can be no assurance that we will be able to develop or maintain consistent revenue sources, or that our operations will be profitable and/or generate positive cash flows.

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

Our independent auditor’s report from inception to the fiscal years ended December 31, 2016 is qualified as to our ability to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2016, our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.

We have incurred significant losses in prior periods. The Company had a net loss and net cash used in operations of $1,263, for year ended December 31, 2016 and a working capital deficit, stockholders' deficit, and deficit accumulated during the development stage of $1,985,451, at December 31, 2016 and is in the development stage with limited revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our viability will depend, in part, on our ability to develop and maintain the proprietary aspects of our technology to distinguish our products from our competitors’ products. We rely on copyrights, trademarks, trade secrets, and confidentiality provisions to establish and protect our intellectual property.

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

We are not aware of any infringement by us of any person’s or entity’s intellectual property rights. In the event that products we sell are deemed to infringe upon the patents or proprietary rights of others, we could be required to modify our products, obtain a license for the manufacture and/or sale of such products, or cease selling such products. In such event, there can be no assurance that we would be able to do so in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do any of the foregoing could have a material adverse effect upon our business.

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

Our success depends upon the skills, knowledge, and experience of our scientific and technical personnel, our consultants and advisors, as well as our licensors and contractors. Because we operate in several highly competitive industries, we rely in part on trade secrets to protect our proprietary technology and processes. However, trade secrets are difficult to protect. We enter into confidentiality or non-disclosure agreements with our corporate partners, employees, consultants, outside scientific collaborators, developers, and other advisors. These agreements generally require that the receiving party keep confidential and not disclose to third parties confidential information developed by the receiving party or made known to the receiving party by us during the course of the receiving party’s relationship with us. These agreements also generally provide that inventions conceived by the receiving party in the course of rendering services to us will be our exclusive property, and we enter into assignment agreements to perfect our rights.

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

Our future success largely depends upon the continued services of our executive officers and management team. If one or more of our executive officers are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. Additionally, we may incur additional expenses to recruit and retain new executive officers. If any of our executive officers joins a competitor or forms a competing company, we may lose some or all of our customers. Finally, we do not maintain “key person” life insurance on any of our executive officers. Because of these factors, the loss of the services of any of these key persons could adversely affect our business, financial condition, and results of operations, and thereby an investment in our Common

Stock.

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

The major groups to whom we believe may hire FutureLand for leases, leaseholds, operations, and business plan may not continue to embrace its products. Acceptance of FutureLand grow operations will depend on several factors, including cost, ease of use, familiarity of use, convenience, timeliness, strategic partnerships, and reliability. If we fail to meet FutureLand’s customers’ needs and expectations adequately, its product offerings may not be competitive and our ability to commence or continue generating revenues could be reduced. We also cannot ensure that our business model will gain wide acceptance among all targeted groups. If the market fails to continue to develop, or develops more slowly than we expect, our ability to commence or continue generating revenues could be reduced.

A drop in the retail price of commercially grown produce may negatively impact FutureLand’s business.

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

If we are unable to adopt or incorporate technological advances into FutureLand products, our business could become less competitive, uncompetitive, or obsolete and we may not be able to compete effectively with competitors’ products.

We expect that technological advances in the processes and procedures for hydroponic growing equipment will continue to occur. As a result, there are risks that products that compete with FutureLand grow operations could be improved or developed. If we are unable to adopt or incorporate technological advances, FutureLand grow operations could be less efficient or cost-effective than methods developed and sold by its competitors, which could cause FutureLand grow operations to become less competitive, uncompetitive or obsolete, which would have a material adverse effect on FutureLand Technology’s financial condition, and to a much lesser extent, on our financial condition.

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

If we fail to implement and maintain proper and effective internal controls and disclosure controls and procedures pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our ability to produce accurate and timely financial statements and public reports could be impaired, which could adversely affect our operating results, our ability to operate our business, and investors’ views of us.

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

We do not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Currently, there are 28 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the Controlled Substance Act (the “CSA”), the policies and regulations of the Federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such potential amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law, and we may be deemed to be producing, cultivating, or dispensing marijuana in violation of federal law with respect to the licensed and leased activities of FutureLand and its subsidiary FutureWorld Holdings, Inc. current or proposed business operations or we may be deemed to be facilitating the sale or distribution of drug paraphernalia in violation of federal law with respect to our use of proprietary technologies in our business operations. Active enforcement of the current federal regulatory position on cannabis may thus indirectly and adversely affect our revenues and profits. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain.

The U.S. Supreme Court declined to hear a case brought by San Diego County, California that sought to establish federal preemption over state medical marijuana laws. The preemption claim was rejected by every court that reviewed the case. The California 4th District Court of Appeals wrote in its unanimous ruling, “Congress does not have the authority to compel the states to direct their law enforcement personnel to enforce federal laws.” However, in another case, the U.S. Supreme Court held that, as long as the CSA contains prohibitions against marijuana, under the Commerce Clause of the United States Constitution, the United States may criminalize the production and use of homegrown cannabis even where states approve its use for medical purposes.

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

Currently, there are 23 states plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Many other states are considering similar legislation. Conversely, under the CSA, the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities including cultivation and the personal use of cannabis is prohibited. Unless and until Congress amends the CSA with respect to medical marijuana, as to the timing or scope of any such amendments there can be no assurance, there is a risk that federal authorities may enforce current federal law. The risk of strict enforcement of the CSA in light of Congressional activity, judicial holdings, and stated federal policy remains uncertain. This would cause a direct and adverse effect on our subsidiaries’ intended businesses and on our revenue and profits.

Variations in state and local regulation and enforcement in states that have legalized medical cannabis that may restrict marijuana-related activities, including activities related to medical cannabis, may negatively impact our revenues and profits.

Individual state laws do not always conform to the federal standard or to other states laws. A number of states have decriminalized marijuana to varying degrees, other states have created exemptions specifically for medical cannabis, and several have both decriminalization and medical laws. Four states, Colorado, Washington, Oregon, and Alaska, have legalized the recreational use of cannabis. Variations exist among states that have legalized, decriminalized, or created medical marijuana exemptions. For example, Alaska and Colorado have limits on the number of marijuana plants that can be homegrown. In most states, the cultivation of marijuana for personal use continues to be prohibited except for those states that allow small-scale cultivation by the individual in possession of medical marijuana needing care or that person’s caregiver. Active enforcement of state laws that prohibit personal cultivation of marijuana may indirectly and adversely affect our business and our revenue and profits.

It is possible that federal or state legislation could be enacted in the future that would prohibit us or potential customers from selling FutureLand grow operations, and if such legislation were enacted, our revenues could decline, leading to a loss in your investment.

We are not aware of any federal or state regulation that regulates the sale of indoor cultivation equipment to medical or recreational marijuana growers. The extent to which the regulation of drug paraphernalia under the CSA is applicable to our business and the sale of FutureLand products is found in the definition of “drug paraphernalia.” Drug paraphernalia means any equipment, product, or material of any kind that is primarily intended or designed for use in manufacturing, compounding, converting, concealing, producing processing, preparing, injecting, ingesting, inhaling, or otherwise introducing into the human body a controlled substance, possession of which is unlawful.

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

Our website is visible in jurisdictions where medicinal and/or recreational use of marijuana is not permitted and, as a result, we may be found to be violating the laws of those jurisdictions. We could lose potential customers as they could fear federal prosecution for growing marijuana with FutureLand’s equipment, reducing our revenue. In most states in which the production and sale of marijuana have been legalized, there are additional laws or licenses required and some states altogether prohibit home cultivation, all of which could make the loss of potential customers more likely.

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

FutureLand’s business model includes helping licensees get their licenses from both the county and the state in order to grow on our land. In the state of Colorado, in order to be able to grow cannabis you must be a two year resident and be approved both from the county in which you want to grow and also at the state level. The county and state have non-refundable costs associated with applying to get a license. They vary some from county to county. In Huerfano County there is a $1,300 fee due at the time of application and a $10,000 refundable retainer that is given back in a year’s time, with the assumption that they don’t need to use it for some legal purpose. At the state level there is a $5,000 fee associated with making an application. Other factors include potential moratoriums instituted from time to time either from the state or the counties for getting licenses in certain areas. Currently you cannot be a convicted felon and get a grow license. Additionally, the individual grow licenses need to be attached to a particular location. It is possible, however, to get a locational license transferred to a different property but there is an application process that goes along with the request that may or may not get approved.

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

RISKS RELATED TO AN INVESTMENT IN OUR SECURITIES

We may allocate net proceeds from this offering in ways which differ from our estimates based on our current plans and assumptions discussed in the section entitled “Use of Proceeds” and with which you may not agree.

The allocation of net proceeds of the offering set forth in the “Use of Proceeds” section below represents our estimates based upon our current plans and assumptions regarding industry and general economic conditions, our future revenues and expenditures. The amounts and timing of our actual expenditures will depend on numerous factors, including access to new business ventures, land deals, success of our FutureLand for Business initiatives, cash generated by our operations and business developments. We may find it necessary or advisable to use portions of the proceeds from this offering for other purposes. Circumstances that may give rise to a change in the use of proceeds and the alternate purposes for which the proceeds may be used are discussed in the section entitled “Use of Proceeds” below. You may not have an opportunity to evaluate the information on which we base our decisions on how to use the proceeds and may not agree with the decisions made. Additional information is available in the “Use of Proceeds” section of this Registration Statement of which this Prospectus is a part of.

We expect to experience volatility in the price of our Common Stock, which could negatively affect stockholders’ investments.

The trading price of our Common Stock may be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies with securities traded in those markets. Broad market and industry factors may seriously affect the market price of companies’ stock, including ours, regardless of actual operating performance. All of these factors could adversely affect your ability to sell your shares of Common Stock or, if you are able to sell your shares, to sell your shares at a price that you determine to be fair or favorable.

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

Our Common Stock is categorized as “penny stock,” which may make it more difficult for investors to sell their shares of Common Stock due to suitability requirements.

Our Common Stock is categorized as “penny stock.” The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The price of our Common Stock is significantly less than $5.00 per share, and is therefore considered “penny stock.” This designation imposes additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker- dealer buying our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser, and determine that the purchaser is reasonably suitable to purchase the securities given the increased risks generally inherent in penny stocks. These rules may restrict the ability and/or willingness of brokers or dealers to buy or sell our Common Stock, either directly or on behalf of their clients, may discourage potential stockholders from purchasing our Common Stock, or may adversely affect the ability of stockholders to sell their shares.

Financial Industry Regulatory Authority (“FINRA”) sales practice requirements may also limit a stockholder’s ability to buy and sell our Common Stock, which could depress the price of our Common Stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require a broker-dealer to have reasonable grounds for believing that the investment is suitable for that customer before recommending an investment to a customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. Thus, the FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may limit your ability to buy and sell our shares of Common Stock, have an adverse effect on the market for our shares of Common Stock, and thereby depress our price per share of Common Stock.

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

Colorado has a business combination law which prohibits certain business combinations between Colorado corporations and “interested stockholders” for three years after an “interested stockholder” first becomes an “interested stockholder,” unless the corporation’s board of directors approves the combination in advance. For purposes of Colorado law, an “interested stockholder” is any person who is (i) the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the outstanding voting shares of the corporation, or (ii) an affiliate or associate of the corporation and at any time within the three previous years was the beneficial owner, directly or indirectly, of ten percent or more of the voting power of the then-outstanding shares of the corporation. The definition of the term “business combination” is sufficiently broad to cover virtually any kind of transaction that would allow a potential acquirer to use the corporation’s assets to finance the acquisition or otherwise to benefit its own interests rather than the interests of the corporation and its other stockholders.

The effect of Colorado’s business combination law is to potentially discourage parties interested in taking control of us from doing so if it cannot obtain the approval of our Board. Both of these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

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

We are classified as an “emerging growth company” as well as a “smaller reporting company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

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

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  We have irrevocably opted out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We could remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

Notwithstanding the above, we are also currently a “smaller reporting company.” Specifically, similar to “emerging growth companies,” “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings.

Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements under, “Prospectus Summary,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business” and elsewhere in this prospectus may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and are likely to, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this registration statement, of which this prospectus is a part, including the risks described under "Risk Factors.” Any forward- looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances that occur in the future.

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

●    "fiscal 2015" – January 1, 2015 through December 31, 2016

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2016 and 2015. For comparative purposes, we are comparing the year ended December 31, 2016 to the year ended December 31, 2015.

Revenue. No revenue was generated for the years ended December 31, 2016 and 2015.

Total Operating Expenses. For the year ended December 31, 2016, total operating expenses amounted to $2,541,628 as compared to $1,082,252 for the year ended December 31, 2015, a increase of $1,459,376. This increase was primarily due to significant increase in professional fees of $1,464,338.  General and administrative expenses and research and development expenses increased by an aggregate of $ 305,337 and $41,058 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Total Other Expenses. For the year ended December 31, 2016, total other expenses increased by $89,066 as compared to the same period in 2015. The increase was primarily due to a increase in interest expense $58,977, and a one-time settlement fee valued at $ 30,089 with Kodiak. We satisfied the obligation with issuance of Common Shares.

Net Loss. For the year ended December 31, 2016 and 2015, net loss amounted to $2,637,228, and $1,088,786 respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $394,091 and $62,457 of cash as of December 31, 2016 and a working capital deficit of $114,211 and $-92 of cash as of December 31, 2015. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $227,283 for the year ended December 31, 2016, compared to $389,211 for the same period in 2015, a decrease of $161,928. The decrease was a result of cost cutting measures and curtailment of business activities.

Net cash used by investing activities during the year ended December 31, 2016 was $205,000 compared net cash used in investing activities of $ 0 for the year ended December 31, 2015 and related to the refund (payment) for vacant land deposit, of $250,000 and $(250,000), respectively.

Net cash provided by financing activities during the year ended December 31, 2016, was $ 661,640 compared to net cash provided by financing activities of $114,000 for the year ended December 31, 2015. For the year ended December 31, 2016, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $13,360 offset by net proceeds from convertible debentures of $675,000. For the year ended December 31, 2015, cash provided by financing activities were primarily a result of the proceeds received from short term loans (related and non-related parties) of $191,619, offset by repayment of short-term loans totaling $ 77,500.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2016 we have no off-balance sheet arrangements.

Going Concern

The Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2016 and 2015 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern, due to recurring losses from operations, a working capital deficit, a stockholders' deficit and no revenues. The auditor's opinion may impede our ability to raise additional capital on acceptable terms. If we are unable to obtain financing on terms acceptable to us, or at all, we will not be able to accomplish any or all of our initiatives.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

Revenue Recognition

We had no revenue during the year ended December 31, 2016. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2016. We have identified the following material weaknesses as of December 31, 2016:

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

The new management of the Corporation believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses will be remediated by December 31, 2017.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices to be Held
Cameron Cox	42	Chief Executive Officer and Director
Sam Talari	55	Chairman, Director and Principal Accounting Officer

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2015; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2016 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2016. Compensation information is shown for the fiscal years ended December 31, 2016 and 2015:

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Cameron Cox, Chief Executive Officer	2015	0 (1)	0	0	0
	2016	130,000 (1)	0	180,000	310,000

Sam Talari, Chief Accounting Officer	2015	0 (1)	0	0	0
	2016	130,000 (1)	0	194,400	324,400

(1) Mr. Sam Talari and Cameron Cox waived their rights to receive compensation they earned in 2015 and we accounted for such amounts as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

We have no employment agreements with any of our new executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2016: With respect to each option award -

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

The following tables set forth certain information, as of December 31, 2016 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	2,800,000		1%

Sam Talari	27,845,280	(2)	7%

All directors and named executive officers as a group (3 persons)	12,800,000		8%

5% Stockholders

(1)	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after December 31, 2016 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.

(2)	Based on 394,251,492 shares of common stock outstanding as of December 31, 2016.

(3)	Sam Talari own the shares under the corporate name of Talari Industries, LLC. Mr. Talari hold 100% control of the Talari Industries, LLC. The address of Talari Industries, LLC is as follows: Talari Industries, LLC 3637 4th Street North, #330, ST. Pete FL 33704.

(4)	(5)	FutureWorld Corp was the previous parent company of FutureLand. FutureWorld received 17,845,280 of common stock of the FutureLand Corp from Aegea after the merger. Mr. Talari is the CEO of FutureWorld Corp and has majority voting power and control of the company.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Talari Industries (1)	27,845,286	6%
.

* less than 1%.

(1)  Based on 394,251,492 shares outstanding. Which represents the post-reverse amount of shares, after issuance of such shares from the AEGA Holder and FutureWorld agreement transaction.

(2)Talari Industries is an entity controlled by our Chairman, Sam Talari.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

      N/A

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal year ended December 31, 2015 and Turner, Stone & Company for December 31, 2016.

	2016	2015
Audit Fees	$12,000	$26,900
Audit-Related Fees	-	7,100
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$34,000

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
Sam Talari

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

(unaudited)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of December 31, 2016 and 2015	F-3

Consolidated Statements of Operations -
For the Years Ended December 31, 2016 and 2015	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended December 31, 2016 and 2015	F-5

Consolidated Statements of Cash Flows –
For the Years Ended December 31, 2016 and 2015	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

FutureLand, Corp. and subsidiaries

Saint Petersburg, Florida

We have audited the accompanying consolidated balance sheet of FutureLand, Corp. and subsidiaries (the “Company”), as of December 31, 2016 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FutureLand, Corp. and its subsidiaries as of December 31, 2016 and the results of their operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company requires a substantial amount of additional financing to further implement its business plan and continue operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

Dallas, Texas

April 14, 2016

(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets (unaudited)

	December 31,
	2016	2015
Assets

Current Assets:
Cash	$62,457	$(92)
Related Party Receivable	114,401	0
Vacant land deposit	0	4,000
Total Current Assets	176,858	3,908
Other Assets Land	265,251	60,251
Construction in Progress	11,110	4,543
Furniture/Fixtures	27,36
Provisional Goodwill	3,801,036	3,801,036
Related Party Receivable	3,540,000	3,540,000
Total Assets	$7,796,990	$7,409,737

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable	$43,008	$42,338
Accrued expenses	269,401	94,435
Short-term loans - related parties	56,720	113,636
Convertible debenture payable, net of premium and discount	278,660	72,750
Accrued interest	25,817	0
Line of credit - related party	0	0
Accrued interest - related party	0	0
Derivative liability	0	0
Total Liabilities	673,607	323,636

Stockholders' Equity (Deficit):
Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated No shares issued & outstanding at December 31, 2016 and 2015, respectively	-	-
Series B convertible preferred Stock, No par value; 20,000 designated 3,000 shares issued &outstanding at December 31, 2016 and 2015, respectively	6,450	6,450
Common stock, no par value; 2,490,000,000 shares authorized, 394,251,492 and 298,812 shares issued and outstanding as of December 31, 2016 and 2015, respectively	3,365,283	1,019597
Additional paid-in capital	10,055,741	9,727,395
Accumulated deficit	(6,304,092)	(3,666,864)

Total Stockholders' Equity (Deficit)	7,123,382	7,086,578

Total Liabilities and Stockholders' Equity (Deficit)	$7,796,989	$7,409,737
See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations (unaudited)

	For the Year Ended December 31,
	2016	2015

Revenue	$-	$-

Operating Expenses:
General and administrative	346,395	41,058
Salaries and Benefits	634,401	944,720
Professional fees	1,560,812	96,474
Research and development expenses	0	0
Total Operating Expenses	2,541,628	1,082,252

Loss from Operations	(2,541,628)	(1,082,252))

Other Income (Expenses):
Settlement of liability	(30,089)	0
Interest expense	(65,511)	(6,534))
Change in fair value of derivative liability	0	0

Total Other Expenses	(95,600)	(6,534))

Net Loss	$(2,637,228)	$(1,088,786))

Net Loss Per Common Share:
Basic	$(0)	$(0))

Weighted Average Number of Common Shares Outstanding:
Basic	119,138,917	19,395,997

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows (unaudited)

	For the Year ended December 31,	________
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(2,637,228)	$(1,084,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	1,379,571	810,500
Stock based Bonuses	374,400	-
Amortization of discount and premium related to convertible debt	288,155	27,308
Depreciation	226	-
Security-Retainer Deposit	0	(4,000)
Shares issued for accrued interest	-	-
Gain on debt conversion	-	-
Changes in operating assets and liabilities:
Accounts payable	0	42,337
Accrued expenses	181,501	87,900
Accrued interest - debenture payable	19,284	6,534
Accrued interest - related party	0	0

Net Cash Used in Operating Activities	(394,091)	(114,211)

Cash Flows from Investing Activities:
Acquisition of cash in recapitalization	(205,000)	-
Payment for vacant land deposit	-	-
Refund of vacant land deposit `	-	-

Net Cash Provided by (Used in) Investing Activities	(205,000)	-

Cash Flows from Financing Activities:
Proceed from convertible debentures	675,000	140,000

Proceed from short-term loans - related party	(13,360)	51,619
Repayment of short-term loans		(37,500)
Repayment of short-term loans - related party	0	(40,000)

Net Cash (Used in) Provided by Financing Activities	661,640	114,119

Net (Decrease) Increase in Cash	62,549	(92)

Cash, beginning of year	(92)	(92)

	$62,457	$(92)

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$520,399	$17,400
Put premium reclassified to additional paid-in capital	$-	$17,452
Increase in debt discount and derivative liability	$-	$15,453

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

Equity Roll-Forward

31-Dec-15
Common Additional Stock Paid in Accumulated Shares PAR Amt Capital Deficit Balance at December 31, 2015 119,499,261 1,012,846 764,934 (2,577,149) Reverse Stock split 1:400 (119,200,290) Preferred Stock issued for Equity Common stock issued for Equity 27,845,280 2,785 671,925 Auctus Fund 667 148 Net Loss (62,144) Balance at June 30, 2015 28,144,918 $ 1,015,631 $ 1,437,007 $ (2,639,293) St George 16,000 2 15,998 Net Loss (103,957) Balance at September 30, 2015 28,160,918 $ 1,015,633 $ 1,453,005 $ (2,743,250) AEGEA Entertainment 1,267,012 127 3,800,909 Cameron Cox 2,800,000 280 435,271 Cameron Cox 170,000 17 110,483 Provisional Goodwill 3,540 3,800,909 Debt discount amortization 126,818 Net Loss (923,614) Balance at December 31, 2016 32,397,930 $ 1,019,597 $ 9,727,395 $ (3,666,864)

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN

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

The following details the preliminary fair value of the provisional goodwill transferred to effect the acquisition;

AEGEA Entertainment stock issuance
per merger agreement 1,470,000 shares of common @ $3 per share $4,410,000

AEGEA Shareholders stock cancellation

per merger agreement -202,988 (cancellation of shares per agreement) ($608,964)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $1,088,786 and net cash used in operations of $114,211, for the year ended December 31, 2016 and a working capital deficit and accumulated deficit of $3,666,864, at December 31, 2016 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management’s plans with regard to these matters encompass the following actions: 1) obtain funding from new and potentially current investors to alleviate the Company’s working deficiency, and 2) implement a plan to generate sales. The Company’s continued existence is dependent upon its ability to translate its user base into sales. However, the outcome of management’s plans cannot be ascertained with any degree of certainty. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities of three months or less at the time of purchase.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

DECEMBER 31, 2016 AND 2015

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2016 and 2015, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expenses. The Company recognized research and development costs of $42,113 and $118,664 for the years ended December 31, 2016 and 2015, respectively, relating to contract services performed for architectural and creative design.

Recent Accounting Pronouncements

ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year ended December 31, 2016.

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

Other accounting standards which were not effective until after December 31, 2016 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2016.

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At December 31, 2016 and 2015, the Company had convertible debt consisting of the following:

	December 31, 2016		December 31, 2015
Convertible debt	$425,385		$155,000
Plus: put premium	0	5	5,000
Less: debt discount	(146,724)		(87,250)
Convertible debt, net	$278,661		$105,706

Convertible debt principal payments of $12,500 were in default on maturity date as of December 31, 2016 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

On October 05, 2015, the Company issued a debenture for $55,000 for a cash advances during October 2015.

The debenture accrues interest at 10% per annum and will convert into the company’s common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On November 25, 2015, the Company issued a debenture for $100,000 for a cash advances during November 2015.

The debenture accrues interest at 10% per annum and will convert into the company’s common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On January 04, 2016, the Company issued a debenture for $30,000 for a cash advances during January 2016.

The debenture accrues interest at 10% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On January 07, 2016, the Company registered 6,000,000 shares of common stock under form S8 with SEC for employee and consultant compensation.

On January 28, 2016, the Company issued a debenture for $93,750 for a cash advances during January 2016.

The debenture accrues interest at 10% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On February 16, 2016, the Company issued a debenture for $80,000 for a cash advances during February 2016.

The debenture accrues interest at 8% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On April 07, 2016, the Company issued a debenture for $30,000 for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016 AND 2015

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

CHANGES IN COMMON STOCK

We report 394,251,492 shares outstanding as of December 31, 2016.

Share count as of 04/11/2017 is 457,230,696.

The difference in shares consists of the following issuances in 2017:

01/31/2017 Corporate ADS.com 1,000,000 (Advertising)

03/14/2017 Various Vendors 9,262,500 (Consulting/Services)

Through 4/11/17 Auctus / EMA 51,716,704 (Debt Conversion)

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

DECEMBER 31, 2016 AND 2015

NOTE 10: RELATED PARTIES

N/A

NOTE 11: SUBSEQUENT EVENTS

The Company issued Mr. Craig Huffman 200,000 shares of common stock in S8 shares for his consulting resulting in the merger between Aegea, Inc. and FutureLand Properties LLC in March 2015. The Company is expecting to issue a total of 750,000 shares of common stock in the relations to aforementioned consulting fee.

On February 16, 2017, the Company issued stock to the principals and affiliated parties of GreenLeaf Holding, LLC to bring in capital to fund various ventures within the company.

On March 20, 2017, the Company issued a debenture for $180,000 to EMA. The debenture accrues interest at 8% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 18 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On March 22, 2017, the Company issued a debenture for $180,000 to Auctus Fund. The debenture accrues interest at 8% per annum and will convert into the company’s common stock at 50% of the lowest closing bid price 18 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.