Form 10-Q
period 2017-03-31
FUTURELAND CORP.
filed 2017-05-22
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act . ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed 2nd fiscal quarter.

The number of shares of the registrant's Common Stock issued and outstanding was 453,849,744 shares as of March 31, 2017.

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

FutureLand's Land and Operations in Grants Pass, Oregon

FutureLand Oregon, LLC closed on 50% ownership on 78 acres in Grants Pass, Oregon on July 7, 2016 for $125,000. Recent changes in the laws allowing outside residents to own cannabis licenses from cultivation, labs, extracts and dispensing signaled an immediate and necessary response for FL to engage. This is primary to our business model. We look to own and control the cannabis product by growing it first for the recreational market and expanding to the medical one. Currently our partners in the project are HSPendleton, LLC and Johnny Miller (Groovy Groves). The project has several phases it needs to go through. Phase 1 is clearing the land and making space to set up the grow (This is currently being completed.) Phase 2 will involve making application for the recreational license and getting the build out done for growing including greenhouse, cameras, fencing, well and power. Phase 3 will be putting the plants in the ground and growing our first harvest expected to be quarterly but we may opt for a rotation that allows harvests year-round every week. Phase 4 will be expansion as we envision starting out with only a couple thousand square feet of greenhouse growing space. We will be applying for a Tier II commercial outdoor license which allows for 40,000 square feet of flowering plants at any one time. It is canopy based and does not matter how many plants we choose to grow nor does it matter how many plants we keep in a vegetative state which is crucial to maximize future yields. We do intend to make use of greenhouses upon the property during colder months but we will not be using supplemental lighting on the flowering section. We will use supplemental lighting on the vegging areas to keep them from flowering until they are moved to the 40,000 square foot canopy. It is also possible that we may ask for a variance for even more space to grow as some other Oregon licensees have received approval for more space. FutureLand continues to spend development dollars to outfit the site.

FutureLand Oregon, LLC also purchased 50% ownership on another 265 acre site in Wolfs Creek, Oregon with a purchase price of $250,000 to HSPendleton, LLC. This property already has a Tier II recreational license to grow cannabis and is owned by Groovy Groves, LLC. FutureLand Oregon, LLC is contracted to purchase 50% of the Oregon Recreational Grow license from John Miller of Groovy Groves, LLC and is currently in the transfer of ownership cycle with the state of Oregon. Upon transfer FutureLand Corp will complete the sale with $100,000 of FutureLand stock at an exercise price of .01 per share to John C Miller. Groovy Groves, LLC has product on hand from the last harvest that has yet to be sold and will provide money to the company upon the sale and completion of the license transfer of ownership.
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

Due to the uncertainty of our ability to meet our current operating and capital expenses for the quarter ended March 31, 2016, raises concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

As of March 31, 2017, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the three months ended March 31, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

Our Articles of Incorporation authorize the issuance of up to 3,990,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with no par value. As of March 31, 2017, we had 453,849,744 shares of Common Stock, 0 shares of Series A Preferred Stock, and 2,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements under, "Prospectus Summary," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Description of Business" and elsewhere in this prospectus may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

●	the growth of our business and revenues and our expectations about the factors that influence our success;

●	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

●	our plans for FutureLand to purchase more lands for lease to the cultivators;

●	our ability to attain funding and the sufficiency of our sources of funding;

●	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

●	fluctuations in our capital expenditures;

●	our plans for potential business partners and any acquisition plans;

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

	2016
	High	Low
Year	$.50	$.005

As of March 31, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

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

●    "Calendar 2016" – January 1, 2016 through December 31, 2016

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. For comparative purposes, we are comparing the quarter ended March 31, 2017 to the quarter ended March 31, 2016.

Revenue. No revenue was generated for the 3 months ended March 31, 2017 and 2016.

Total Operating Expenses. For the quarter ended March 31, 2017, total operating expenses amounted to $ 545,642 as compared to $ 516,611 for the quarter ended March 31, 2016, an increase of $ 29,031. This increase was primarily due to the additional properties obtained and the general growth of our business.  General and administrative expenses  increased by an aggregate of $ 203,316 for the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016 at $ 13,667.

Total Other Expenses. For the quarter ended March 31, 2017, total other expenses decreased by $ 33,339 as compared to the same period in 2015. The decrease was primarily due to a reduction in interest expense, and a one-time settlement fee valued at $ 33,300 with Kodiak. We satisfied the obligation with issuance of Common Shares.

Net Loss. For the quarter ended March 31, 2017 and 2016, net loss amounted to $ 498,833, and $ 596,759.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital of  $ 39,680 of as of March 31, 2017 and a working capital deficit of $ 171,471 as of March 31, 2016. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 168,437 for the quarter ended March 31, 2017, compared to $ (181,471) for the same period in 2016, an increase of $ 349,908. The increase was a result of additional investments in Oregon property.

Net cash used by investing activities during the quarter ended March 31, 2017 was $ 6,408 compared net cash used in investing activities of $ 10,000 for the quarter ended March 31, 2016 and related to a vacant land deposit of $ 10,000 and was ultimately forfitted in 2016, respectively.

Net cash provided by financing activities during the quarter ended March 31, 2017, was $ 168,437 compared to net cash provided by financing activities of $ 0 for the quarter ended March 31, 2016. For the quarter ended March 31, 2017, cash used in financing activities were primarily a result of the net repayment of short term loans - related party of $ 191,563 offset by net proceeds from convertible debentures of $ 360,000.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of March 31, 2017 we have no off-balance sheet arrangements.

Going Concern

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

Revenue Recognition

We had no revenue during the quarter ended March 31, 2017. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2017.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2017. We have identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices to be Held
Cameron Cox	43	Chief Executive Officer and Director
Sam Talari	56	Chairman, Director and Principal Accounting Officer

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

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Cameron Cox, Chief Executive Officer	2015	0	0	0	0
	2016	130,000	0	180,000	310,000

Sam Talari, Chief Accounting Officer	2015	0	0	0	0
	2016	130,000	0	194,400	324,400

Employment Agreements with Executive Officers

We have employment agreements with any of our new executive officers.

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

The following tables set forth certain information, as of March 31, 2017 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	6,971,550	(2)	1.3%

Sam Talari	45,406,730	(2)	8.6%

All directors and named executive officers as a group (2 persons)	52,378,280		9.6%

5% Stockholders

 ____________________

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

(2)	Based on 530,779,421 shares of common stock outstanding as of May 15, 2017.

(3)
Sam Talari own the shares under the corporate name of Talari Industries, LLC. Mr. Talari hold 100% control of the Talari Industries, LLC. The address of Talari Industries, LLC is as follows:  Talari Industries, LLC 3637 4th Street North, #330, ST. Pete FL 33704.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Talari Industries (1)	45,406,730	8.6%

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

Date: May 22, 2017

By: /s/ John Verghese
John Verghese, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Verghese	President, Chief Executive Officer, Director	May 22, 2017
John Verghese

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer, Director	May 22, 2017
Sam Talari

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
Unaudited

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
Unaudited

CONTENTS

Consolidated Financial Statements:

Consolidated Balance Sheets - As of March 31, 2017 and December 31,2016	F-3

Consolidated Statements of Operations -
For the Three Month Ended March 31, 2017 and 2016	F-4

Consolidated Statements of Cash Flows –
For the Three Month Ended March 31, 2017 and 2016	F-5

Notes to Consolidated Financial Statements	F-6 to F-15

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets Unaudited

	For the Period Ending
	03/31/17	12/31/16
Assets
Current Assets:
Cash	$264,166	$62,457
Related Party Receivable	76,832	114,401
Vacant land deposit	0	0
Total Current Assets	340,998	176,858

Other Assets
Land	385,251	385,251
Land Improvements	16,706	11,110
Buildings & Structures	50,000	50,000
Furniture/Fixtures	2,505	2,607
Grow License & Permits	100,000	100,000
Provisional Goodwill	0	0
Related Party Receivable	3,540,000	3,540,000
Allowance for Uncollectible Receivable	(3,290,000)	(3,290,000)
Total Other Assets	804,462	798,967

Total Assets	$1,145,460	$975,825

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$110,400	$113,008
Accrued expenses	298,401	269,401
Short-term loans - related parties	0	56,720
Convertible debenture payable, net of premium and discount	292,661	313,209
Accrued interest	37,688	25,817
Convertible Notes – Oregon Properties	200,000	200,000
Related Party	0	0
Derivative liability	0	0
Total Liabilities	939,151	978,158

Stockholders' Equity (Deficit):
Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated No shares issued & outstanding at December 31, 2016 and 2015, respectively	-	-
Series B convertible preferred Stock, No par value; 20,000 designated 3,000 shares issued &outstanding at December 31, 2016 and 2015, respectively	6,450	6,450
Common stock, no par value; 3,990,000,000 shares authorized, 453,849,744 and 402,541,790 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5,115,985	4,809,003
Additional paid-in capital	10,562,553	10,145,553
Accumulated deficit	(15,478,679)	(14,963,110)
Shareholder's Equity (Deficit)	(206,309)	(2,332)

Total Liabilities and Stockholders' Equity (Deficit)	$1,145,460	$7,409,737

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations Unaudited

	For the 3 Months Ended
	March 31, 2017	March 31, 2016

Revenue	$-	$-

Operating Expenses:
General and administrative	20,307	13,921
Salaries and Benefits	65,000	257,390
Stock based Compensation	38,850
Professional Fees	224,555	245,300
Total Operating Expenses	348,712	516,611

Loss from Operations	(348,712)	(516,611)

Other Income (Expenses):
Settlement of liability	(33,300)	0
Interest expense	(13,509)	(8,443)
Amortization of debt discount	(103,312)	(71,705)
Impairment of Asset	(0)	0
Total Other Expenses	(150,121)	(80,148)

Net Loss	$(498,833)	$(596,759)

Net Loss Per Common Share:
Basic	$(0)	$(0)

Weighted Average Number of Common Shares Outstanding:
Basic	119,138,917	33,367,495

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows Unaudited

	For the Period ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(498,833)	$(11,296,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	192,132	2,838,868
Stock based Bonuses	38,850	530,064
Amortization of discount and premium related to convertible debt	103,312	355,618
Depreciation	913	355
Xtra Ordinary Expenses (other exp)	33,300	7,241,841
Shares issued for accrued interest	1,505	41,227
Gain on debt conversion	-	-
Changes in operating assets and liabilities:
Accounts payable	39,729	70,671
Accrued expenses	116,900	181,501
Accrued Interest	11,871	25,817
	39,680	(10,512)

Cash Flows from Investing Activities:
Purchase Real Estate	0	(381,567)
Purchase of Grow License
Land Improvement	(6,408)	(100,000)
Net Cash Provided by (Used in) Investing Activities	(6,408)	(481,567)

Cash Flows from Financing Activities:
Proceed from convertible debentures	360,000	675,000
Proceed from short-term loans - related party	(139,659)	(139,659)
Repayment of short-term loans		0
Repayment of short-term loans - related party	(51,904)	19,287
Net Cash (Used in) Provided by Financing Activities	168,437	554,628

Net (Decrease) Increase in Cash	201,709	62,549

Cash, beginning of year	62,457	(92)

Cash, end of year	$264,166	$62,457

Cash Paid for:
Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$76,000	$520,399

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN (continued)

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 1: NATURE OF OPERATIONS, BASIS OF PRESENTATION, RECAPITALIZATION AND GOING CONCERN (continued)

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $ 498,833 and net cash used in operations of $39,680, for the quarter ended March 31, 2017 and a working capital deficit and accumulated deficit of $15,478,679, at March 31, 2017 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.

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
March 31, 2017

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
March 31, 2017

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expensed when incurred and are included in operating expense.  There were no R&D expenses

Recent Accounting Pronouncements

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
March 31, 2017

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Other accounting standards which were not effective until after March 31, 2017 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at March 31, 2017.

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At March 31, 2017 and December 31, 2016, the Company had convertible debt consisting of the following:

	March 31, 2017	Dec 31, 2016
Convertible debt	$817,106	$758,601
Plus: put premium	0	0
Less: debt discount	(519,579)	(232,891)
Convertible debt, net	$297,527	$525,710

Convertible debt principal payments of $12,500 were in default on maturity date as of March 31, 2017 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

On January 07, 2016, the Company registered 6,000,000 shares of common stock under form S8 with SEC for employee and consultant compensation.

On April 15, 2016 the Company issued a debenture for $80,750 to Auctus for cash advances during April 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On June 17, 2016, the Company issued a debenture for $92,000 to EMA for cash advances during June 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On July 8, 2016, the Company issued a debenture for $120,000  EMA for a cash advance during July 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On December 14, 2016, the Company issued a debenture for $87,500 to EMA. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On December 30, 2016, the Company issued a debenture for $85,000 to Auctus for a cash advances during December 2016. The debenture accrues interest at 10% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On February 16, 2017, the Company issued stock to the principals and affiliated parties of GreenLeaf Holding, LLC to bring in capital to fund various ventures within the company.

On March 20, 2017, the Company issued a debenture for $180,000 to EMA. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 18 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

On March 22, 2017, the Company issued a debenture for $180,000 to Auctus Fund. The debenture accrues interest at 8% per annum and will convert into the company's common stock at 50% of the lowest closing bid price 18 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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
March 31, 2017

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

CHANGES IN COMMON STOCK

We report 453,849,744 shares outstanding as of  March 31, 2017.

Share count as of  05/09/2017 is 483,398,469.

The difference in shares consists of the following issuances in 2017:

Through 4/25/17 Auctus EMA	29,548,725 (Debt Conversion)

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017

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

N/A

NOTE 11: SUBSEQUENT EVENTS

N/A