Form 10-Q
period 2017-06-30
FUTURELAND CORP.
filed 2017-08-21
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2017

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

The number of shares of the registrant's Common Stock issued and outstanding was 582,379,421 shares as of June 30, 2017.

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

FutureLand Oregon, LLC also purchased 50% ownership on another 265 acre site in Wolfs Creek, Oregon with a purchase price of $250,000 to HSPendleton, LLC. This property already has a Tier II recreational license to grow cannabis and is owned by Groovy Groves, LLC. FutureLand Oregon, LLC is contracted to purchase 50% of the Oregon Recreational Grow license from John Miller of Groovy Groves, LLC and is currently in the transfer of ownership cycle with the state of Oregon. Upon transfer FutureLand Corp will complete the sale with $100,000 of FutureLand stock at an exercise price of .01 per share to John C Miller. Groovy Groves, LLC.

Joint Venture with Greenleaf Holdings, LLC

FutureLand Corp. entered into an agreement to joint venture with Greenleaf Holdings, LLC. to acquire the established telehealth and prepaid "lifestyle" debit card business. In addition to the "lifestyle" debit cards, LCS-GLeaf, LLC has created prepaid membership benefits packages which includes telemedicine which allows the members to have 24 / 7 face to face access to board certified physicians. These virtual doctor visits are instrumental for everything from routine medical check-ups to various medical diagnoses and prescriptions, all from the comfort of your own home.

FutureLand is acquiring 40% of LCS-GLeaf for FUTL shares and Greenleaf Holdings, LLC will control the additional 60%.

There is an online platform to talk directly with doctors 24/7, able to make diagnoses and write prescriptions without ever going to a doctor's office. The time saving aspect of this feature will also save people money for concerns that don't equate to more than needing to get assurances about health or a needed prescription. For $9.99 a month, members can greatly diminish worry and get the care they need no matter what it is that they are calling about. If, for example, someone ate a rather large dose of THC infused chocolate and needed to speak with a doctor immediately, they could do that.

In today's internet-connected society, Doctor-On-Call knows no limits. With this platform, healthcare is literally available everywhere; your smart phone, laptop, or tablet opens a doctor's office at your need, from anywhere in the world with phone or internet access. Priced at a fraction of traditional healthcare.

This deal has not yet closed and has been extended into the third quarter.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses for the quarter ended June 30, 2017, raises concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

As of June 30, 2017, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the six months ended June 30, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

●	1% of the total number of securities of the same class then outstanding (1,058,748,447) shares of common stock as of the date of this Report); or

●	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale;

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

	2016
	High	Low
Year 2016	$.50	$.005

As of June 30, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

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

●    "Calendar 2017" – January 1, 2017 through December 31, 2017

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

Revenue. No revenue was generated for the 6 months ended June 30, 2017 and 2016.

Total Operating Expenses. For the quarter ended June 30, 2017, total operating expenses amounted to $ 134,705 as compared to $ 543,455 for the quarter ended June 30, 2016, an increase of $ 408,750. This decrease was primarily due to monitoring expenses and promoting the general growth of our business.  General and administrative expenses  decreased by an aggregate of $ 212,455 for the quarter ended June 30, 2017 as compared to the quarter ended June 31, 2016 at $ 280,676.

Total Other Expenses. For the quarter ended June 30, 2017, total other expenses increased by $ 13,665 as compared to the same period in 2016. The increase was primarily due to greater interest expense, and a one-time settlement fee valued at $ 33,300 with Kodiak. We satisfied the obligation with issuance of Common Shares.

Net Loss. For the quarter ended June 30, 2017 and 2016, net loss amounted to $ 276,211, and $ 671,296

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital of  $ 19,397 for the six months ending June 30, 2017 and a working capital of $ 1,003 as of June 30, 2016. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 82,957 for the quarter ended June 30, 2017, compared to $ (216,329) for the same period in 2016, a decrease of $ 299,286 primarily due to closely monitoring & curtailing our spending.

Net cash used by investing activities during the quarter ended June 30, 2017 was $ 456,017 compared net cash used in investing activities of $ 81,991 for the quarter ended June 30, 2016.

Net cash provided by financing activities during the quarter ended June 30, 2017, was $ 330,000 compared to net cash provided by financing activities of $ 299,414 for the quarter ended June 30, 2016.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of June 30, 2017 we have no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2017.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2017. We have identified the following material weaknesses:

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

The following tables set forth certain information, as of June 30, 2017 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	6,971,550	(2)	1.3%

Sam Talari	45,406,730	(2)	7.8%

All directors and named executive officers as a group (2 persons)	52,378,280		9.6%

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

(2)	Based on 582,379,421 shares of common stock outstanding as of June 30, 2017.

(3)
Sam Talari own the shares under the corporate name of Talari Industries, LLC. Mr. Talari hold 100% control of the Talari Industries, LLC. The address of Talari Industries, LLC is as follows:  Talari Industries, LLC 3637 4th Street North, #330, ST. Pete FL 33704.

Common Stock

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Talari Industries (1)	45,406,730	7.8%

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

Date: August 21, 2017

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	August 21, 2017
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer, Director	August 21, 2017
Sam Talari

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
Unaudited

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
Unaudited

CONTENTS

Unaudited	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of June 30, 2017 and December 31, 2017	F-3

Consolidated Statements of Operations -
For the Quarter Ended June 30, 2017 and 2016	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended June 30, 2017 and December 31, 2016	F-5

Consolidated Statements of Cash Flows –
For the Years Ended June 30, 2017 and December 31, 2017	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets Unaudited

	For the Period Ending
	06/30/17	12/31/16
Assets
Current Assets:
Cash	$19,397	$62,457
Related Party Receivable	304,198	114,401
Employee Advanes	597	0
Total Current Assets	324,192	176,858
Other Assets Land	405,251	385,251
Land Improvements	42,430	11,110
Buildings & Structures	50,000	50,000
Furniture/Fixtures	2467	2,607
Building Improvements	6,713	0
Organ Grow Licnse	100,000	100,000
Related Party Receivable	3,540,000	3,540,000
Allowance for Uncollectible Receivable	(3,290,000)	(3,290,000)
Total Other Assets	856,861	798,967

Total Assets	$1,181,053	$975,825

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$264,898	$113,008
Accrued expenses	328,568	269,401
Short-term loans - related parties	0	56,720
Convertible debenture payable, net of premium and discount	331,045	313,209
Accrued interest	52,423	25,817
Convertible Notes – Oregon Properties	200,000	200,000
Related Party	0	0
Derivative liability	0	0
Total Liabilities	1,176,934	978,158

Stockholders' Equity (Deficit):
Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated No shares issued & outstanding at December 31, 2016 and 2015, respectively	-	-
Series B convertible preferred Stock, No par value; 20,000 designated 3,000 shares issued &outstanding at December 31, 2016 and 2015, respectively	6,450	6,450
Common stock, no par value; 3,990,000,000 shares authorized, 582,379,421 and 394,251,492 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5,345,997	4,809,003
Additional paid-in capital	10,447,221	10,145,553
Accumulated deficit	(15,795,549)	(14,963,110)
Shareholder's Equity (Deficit)	4,119	(2,332)

Total Liabilities and Stockholders' Equity (Deficit)	$1,181,053	$975,825

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(UNAUDITED)
FUTURELAND CORP AND SUBSIDIARIES

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2017		2016		2017		2016

Revenue	$		$		$		$
Operating Expenses:
General and administrative		68,221		280,676		42,394		463,988
Professional fees		12,318		80,041		224,205		313,591
Salary & Benefits		54,166		182,738		157,967		201,488
Total Operating Expenses		134,705		543,455		424,566		979,067

Loss from Operations		(134,705)		(543,455)		(424,566)		(979,067)
Other Income (Expenses):
Settlement of Liability						33,300
Interest expense		35,515		20,017		49,024		28,460
Interest amortization of debt discount		105,991		107,824		308,453		179,548

Total Other Expenses		141,506		127,841		390,777		208,008

Net Loss		$(276,211)		$(671,296)		$(815,343)		$(1,187,075)

Net Loss Per Common Share:

Basic		$0		$0		$0		$0

Weighted Average Number Of Common Shares Outstanding:
Basic		950,195,772		34,118,870		119,138,917		34,302,462

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows Unaudited

	For the Period ended
	June 30	Dec 31
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(815,343)	$(11,296,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	207,609	2,838,868
Stock based Bonuses	38,850	530,064
Amortization of discount and premium related to convertible debt	308,453	355,618
Depreciation	1,764	355
Xtra Ordinary Expenses (other exp)	33,300	7,241,841
Shares issued for accrued interest	22,284	41,227
Related Party Receivable	13,107	-
Changes in operating assets and liabilities:
Accounts payable	187,160	70,671
Accrued expenses	59,167	181,501
Accrued Interest	26,606	25,817
	82,957	(10,512)
Cash Flows from Investing Activities:
Purchase Real Estate	(405,251)	(381,567)
Purchase of Grow License	(100,000)
Land Improvement	(50,766)	(100,000)
Net Cash Provided by (Used in) Investing Activities	(456,017)	(481,567)

Cash Flows from Financing Activities:
Proceed from convertible debentures	330,000	675,000
Proceed from short-term loans - related party	0	(139,659)
Changes in Related Party Loans	0	0
Repayment of short-term loans - related party	0	19,287
Net Cash (Used in) Provided by Financing Activities	330,000	554,628

Net (Decrease) Increase in Cash	(43,060)	62,549

Cash, beginning of year	62,457	(92)

Cash, end of year	$19,397	$62,457

Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$290,192	$520,399

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016

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
June 30, 2017 and 2016

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
June 30, 2017 and 2016

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $ 815,343 and net cash used in operations of $82,957, for the six months ended June 30, 2017 and a working capital deficit of 43,060 and an accumulated deficit of $15,478,679, at June 30, 2017 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.

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
June 30, 2017 and 2016

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
June 30, 2017 and 2016

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2017 and 2016, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

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
June 30, 2017 and 2016

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

Other accounting standards which were not effective until after June 30, 2017 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2017.

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At June 30, 2017 and December 31, 2016, the Company had convertible debt consisting of the following:

	June 30, 2017	Dec 31, 2016
Convertible debt	$650,349	$758,601
Plus: put premium	0	0
Less: debt discount	(319,324)	(232,891)
Convertible debt, net	$331,025	$525,710

Convertible debt principal payments of $12,500 were in default on maturity date as of June 30, 2017 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016

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
June 30, 2017 and 2016

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
June 30, 2017 and 2016

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

CHANGES IN COMMON STOCK

We report 582,379,421 shares outstanding as of  June 30, 2017.

Share count as of  August 17, 2017 is 1,101,058,044.

The difference in shares consists of the following issuances in 2017:
Through 4/25/17 Auctus / EMA/St George	476,369,026 (Debt Conversion)

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017 and 2016

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

NOTE 10: RELATED PARTIES

N/A

NOTE 11: SUBSEQUENT EVENTS

Futureland Corp. signed a binding letter of intent to purchase 32% of Amps Electric, Inc., a Massachusetts Company, by joint venturing with Greenleaf Holdings, LLC's, a Florida Limited Liability Company, 80% purchase of the company.