Form 10-Q
period 2017-09-30
FUTURELAND CORP.
filed 2017-11-21
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
Unaudited

TABLE OF CONTENTS

		Page No.
PART I. - FINANCIAL INFORMATION
Item 1.	Financial Statements.	4
	Consolidated Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	4
	Consolidated Statements of Operations for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	5
	Consolidated Statements of Operations for the Three Months Ended September 30, 2017 and 2016 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (Unaudited)	7
	Notes to Unaudited Consolidated Financial Statements.	7-22

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk.
Item 4	Controls and Procedures.
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.	27
Item 1A.	Risk Factors.	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities.	27
Item 4.	Mine Safety Disclosures.	27
Item 5.	Other Information.	27
Item 6.	Exhibits.	28

Item 1. Financial Statements

PART I  FINANCIAL INFORMATION

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets As of September 30, 2017 (unaudited) and December 31, 2016 (unaudited)

	September 30,	December 31,
	2017 (Unaudited)	2016 (Unaudited)

ASSETS

Current assets
Cash	$12,560	$62,457
Related party receivable	304,199	114,401
Employee advances	597	-
Security-retainer-deposits	6,000	-
Total current assets	323,356	176,858

Property and equipment
Land	405,251	385,250
Land improvements	42,430	11,110
Buildings and structures	50,000	50,000
Furniture and fixtures	2,409	2,607
Building improvements	8,337	-
Accumulated depreciation	(2,436)	-
Total property and equipment, net	505,9921	448,967

Other assets
Organic grow license	100,000	100,000
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000)
Total other assets	350,000	350,000
Total assets	$1,179,347	$978,825

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$107,787	$113,008
Accrued expenses	226,967	269,404
Short-term loans – related parties	136,711	56,720
Convertible debenture payable, net of premium and discount	190,513	313,209
Accrued interest	64,028	25,817
Convertible notes – Oregon properties	152,720	200,000
Total current liabilities	878,726	978,158

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated
No shares issued & outstanding at September 30, 2017 and December 31, 2016, respectively
Series B convertible preferred Stock, no par value; 20,000 designated
3,000 shares issued &outstanding at September 30, 2017 and December 31, 2016, respectively	6,450	6,450
Common stock, $0.001 par value; 5,900,000,000 shares
authorized, 2,053,106,246 and 394,251,492 shares issued and
outstanding at September 30, 2017 and March 31, 2017, respectively	6,676,322	4,809,003
Additional paid-in capital	9,710,582	10,145,553
Accumulated deficit	(16,092,733)	(14,963,110)
Total stockholders' equity (deficit)	300,621	(2,332)
Total liabilities and stockholders' equity (deficit)	$1,179,347	$975,825

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations
For the Nine Months Ended September 30, 2017 (Unaudited) and 2016 (Unaudited)

	For the Nine Months Ended
	September 30,
	2017 (Unaudited)	2016 (Unaudited)

Revenues	-	-

Operating expenses:
General and administrative	$237,697	$734,142
Salaries and benefits	184,166	-
Stock-based compensation	38,850
Professional fees	238,654	1,459,241
Total expenses	699,367	2,193,383

Net operating (loss)	(699,367)	(2,193,383)

Other income (expense):
Settlement of liability	(33,300)	-
Interest expense	(93,114)	-
Amortization of debt discount	(308,453)	(43,400)
Total other income (expense)	(434,867)	(43,400)

Net (loss)	$(1,134,234)	$(2,236,783)

Weighted number of common shares outstanding, basic	721,010,463	45,192,957

Net loss per common share, basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations
For the Three Months Ended September 30, 2017 (Unaudited) and 2016 (Unaudited)

	For the Three Months Ended
	September 30,
	2017 (Unaudited)	2016 (Unaudited)

Revenues	$-	$-

Operating expenses:
General and administrative	195,303	86,281
Salaries and benefits	26,199	944,250
Stock-based compensation	38,850	-
Professional fees	14,449	-
Total expenses	274,801	1,030,531

Net operating (loss)	(274,801)	(1,030,531)

Other income (expense):
Settlement of liability	-	-
Interest expense	(44,090)	-
Amortization of debt discount	-	(14,940)
Loss on impairment of assets	-	-
Total other income (expense)	(44,090)	(14,940)

Net (loss)	$(318,891)	$(1,045,471)

Weighted number of common shares outstanding, basic	52,807,489	68,219,537

Net loss per common share, basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES (FORMERLY AEGEA, INC.) Consolidated Statement of Cash Flows For the Nine Months Ended September 30, 2017 (Unaudited) and 2016 (Unaudited)

	For the Nine Months Ended
	September 30,
	2017 (Unaudited)	2016 (Unaudited)

Cash flows from operations
Net (loss)	$(1,134,234)	$(2,236,783)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	2,633	169
Common stock issued for services	38,850	1,321,000
Amortization of discount and premium associated with convertible debt	308,453	332,400
Extraordinary expenses	-	179,452
Settlement of liability	33,300	-
Changes in working capital components:
Accounts payable	(5,192)	(20,375)
Accrued salaries	42,437	-
Employee advances	(597)	140,239
Deposits and prepaid expenses	(6,000)	140,239
Accrued interest	38,211	-
Advances from related parties	858,259	(53,422)
Net cash provided by (used) for operating activities	176,120	(337,320)

Cash flows from investing activities
Purchase of real estate	(405,251)	(125,000)
Purchase of equipment	-	(1,991)
Purchase of grow license	(100,000)
Land improvement	(50,766)
Net cash provided by investing activities	(556,017)	(126,991)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	330,000	464,000
Net cash provided by financing activities	330,000	464,000

Net increase (decrease) in cash	(48,897)	(311)
Cash, beginning of period	62,457	(92)
Cash, end of period	$12,560	$(403)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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

(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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

The following details the preliminary fair value of the provisional goodwill transferred to effect the acquisition;

AEGEA Entertainment stock issuance per merger agreement:
1,470,000 shares of common at $3.00 per share	$4,410,000

Less: AEGEA Entertainment shareholders stock cancellation
202,988 (cancellation of shares per agreement)	(608,964)

Fair value of provisional goodwill transferred	$3,801,036

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
September 30, 2017 (Unaudited)

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
September 30, 2017 (Unaudited)

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

The following details the preliminary fair value of the provisional goodwill transferred to effect the acquisition;

AEGEA Entertainment stock issuance per merger agreement:
1,470,000 shares of common at $3.00 per share	$4,410,000

Less: AEGEA Entertainment shareholders stock cancellation
202,988 (cancellation of shares per agreement)	(608,964)

Fair value of provisional goodwill transferred	$3,801,036

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
September 30, 2017 (Unaudited)

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
September 30, 2017 (Unaudited)

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

Going Concern
As reflected in the accompanying consolidated financial statements, the Company had a net loss of $ 1,134,234 and net cash used in operations of $82,957, for the nine months ended September 30, 2017 and a working capital deficit of 555,370 and an accumulated deficit of $16,092,733, at September 30, 2017 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.

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
September 30, 2017 (Unaudited)

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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
September 30, 2017 (Unaudited)

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
ASU 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements". ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders' equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods, however early adoption is permitted. The Company evaluated and adopted ASU 2014-10 during the year ended December 31, 2016 and nine months ended September 30, 2017.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements—Going Concern." The provisions of ASU No. 2014-15 require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this ASU are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently assessing the impact of this ASU on the Company's consolidated financial statements. Other accounting standards which were not effective until after September 30, 2017 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At June 30, 2017 and December 31, 2016, the Company had convertible debt consisting of the following:

	September 30, 2017	Dec 31, 2016
Convertible debt	$629,432	$758,601
Plus: put premium	0	0
Less: debt discount	(286,199)	(232,891)
Convertible debt, net	$343,233	$525,710

Convertible debt principal payments of $12,500 were in default on maturity date as of September 30, 2017 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

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
September 30, 2017 (Unaudited)

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES (continued)

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

NOTE 8: STOCKHOLDERS' DEFICIT (continued)

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

NOTE 10: RELATED PARTIES

N/A

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

NOTE 11: SUBSEQUENT EVENTS

Acquisition of Amps Electric, Inc.

On September 25, 2017 we entered into a joint venture agreement with Greenleaf Holdings, LLC ("Greenleaf") to acquire Amps Electric, Inc. ("Amps"), an established Solar Electrical Contractor, based in Massachusetts. Under the September 25th agreement, Greenleaf held 80% of the common stock in Amps, of which it assigned 40% to FutureLand. This assignment resulted in FutureLand owning 32% of the common stock in Amps. An addendum was executed on November 12, 2017, whereby Greenleaf assigned an additional of 19% of its common stock ownership in Amps to FutureLand. As a result of these agreements, FutureLand owns a 51% controlling interest in Amps.

The transaction will been accounted for using the acquisition method of accounting which requires that, among other things, assets acquired and liabilities assumed be recorded at their fair market values as of the acquisition date. The Company has not finalized the determination of the fair values of the liabilities assumed and assets acquired and therefore the provisional amounts set forth are subject to adjustment when valuations are completed. Under GAAP, companies have up to one year following an acquisition to finalize acquisition accounting.

The transaction will be accounted for as business combination under ASC 805 in the fourth quarter.

Our unaudited pro forma results of operations for the nine months ended September 30, 2017 as if the above acquisition had occurred on January 1, 2017 is as follows. The pro forma information is not indicative of results that would have occurred, or which may occur in the future:

REVENUE	$4,703,870

NET LOSS	$(2,408,468)

NET LOSS PER SHARE	$(0.001)

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

NOTE 11: SUBSEQUENT EVENTS (continued)

Acquisition of Amps Electric, Inc.
The following are the financial statements for Amps Electric, Inc. for the nine months ended September 30, 2017. These financial statements have not been audited or reviewed.

AMPS ELECTRIC, INC.
Balance Sheets As of September 30, 2017 (Unaudited) and December 31, 2016 (Unaudited)

	September 30,	December 31,
	2017 (Unaudited)	2016 (Unaudited)

ASSETS

Current assets
Cash	$4,432	$541,642
Accounts receivable	200,000	732,508
Total current assets	204,432	1,274,150

Property and Equipment
Vehicles (Net)	67,375	41,125
Total property and equipment, net of depreciation	67,375	41,125

Total assets	$271,807	$1,315,879

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$76,212	$41,725
Line of credit	113,415
Related party advances	88,511	1,036
Total liabilities	278,139	42,761

Stockholders' equity (deficit)

Accumulated deficit	(6,331)	1,272,514
Total stockholders' (deficit)	(6,331)	1,272,514
Total liabilities and stockholders' equity (deficit)	$271,807	$1,315,275

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017 (Unaudited)

 NOTE 11: SUBSEQUENT EVENTS (continued)

AMPS ELECTRIC, INC.
Statements of Operations
For the Nine Months Ended September 30, 2017 (Unaudited)

September 30, 2017 (Unaudited)

Operation Revenues
Contract revenue	$4,703,870
Cost of sales	(5,031,433)
Total operating revenue	(327,563)

Operating expenses:
Salaries and benefits	121,323
Professional fees	5,450
Other administrative expenses	19,726
Total expenses	146,499

Net operating (loss)	(474,062)

Other income (expense):
Write off on uncollectible accounts receivable	(752,627)
Interest expense	(52,156)
Total other income (expense)	(804,783)

Net (loss)	$(1,278,845)

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. For comparative purposes, we are comparing the quarter ended September 30, 2017 to the quarter ended September 30, 2016.

Revenue. No revenue was generated for the 6 months ended September 30, 2017 and 2016.

Total Operating Expenses. For the quarter ended September 30, 2017, total operating expenses amounted to $ 134,705 as compared to $ 543,455 for the quarter ended September 30, 2016, an increase of $ 408,750. This decrease was primarily due to monitoring expenses and promoting the general growth of our business.  General and administrative expenses  decreased by an aggregate of $ 212,455 for the quarter ended September 30, 2017 as compared to the quarter ended September 30, 2016 at $ 280,676.

Total Other Expenses. For the quarter ended September 30, 2017, total other expenses increased by $ 13,665 as compared to the same period in 2016. The increase was primarily due to greater interest expense, and a one-time settlement fee valued at $ 33,300 with Kodiak. We satisfied the obligation with issuance of Common Shares.

Net Loss. For the quarter ended September 30, 2017 and 2016, net loss amounted to $ 276,211, and $ 671,296

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital of  $ 19,397 for the six months ending September 30, 2017 and a working capital of $ 1,003 as of  September 30, 2016. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 82,957 for the quarter ended September 30, 2017, compared to $ (216,329) for the same period in 2016, a decrease of $ 299,286 primarily due to closely monitoring & curtailing our spending.

Net cash used by investing activities during the quarter ended September 30, 2017 was $ 456,017 compared net cash used in investing activities of $ 81,991 for the quarter ended September 30, 2016.

Net cash provided by financing activities during the quarter ended September 30, 2017, was $330,000 compared to net cash provided by financing activities of $ 299,414 for the quarter ended September 30, 2016.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of September 30, 2017 we have no off-balance sheet arrangements.

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

FutureLand, Corp.

Date: November 21, 2017

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	November 21, 2017
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer, Director	November 21, 2017
Sam Talari