Form 10-K
period 2017-12-31
FUTURELAND CORP.
filed 2018-04-17
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company", in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed 2nd fiscal quarter.  3,619,590,677

The number of shares of the registrant's Common Stock issued and outstanding was 453,849,744 shares as of April 14, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This 10-K for the year ended December 2017 does not include an auditor's report.  The Company is seeking an independent auditor and has been unable to find one before the filing deadline.

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

Research and Development
In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company had no research and development costs for the years ended December 31, 2017 or December 31, 2016.

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

Our independent auditor's report from inception to the fiscal years ended December 31, 2017 is qualified as to our ability to continue as a going concern.
Due to the uncertainty of our ability to meet our current operating and capital expenses, in our audited annual financial statements as of and for the year ended December 31, 2017, our independent auditors included a note to our financial statements regarding concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.
We have incurred significant losses in prior periods, and losses in the future could cause the quoted price of our Common Stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due, and on our cash flows.
We have incurred significant losses in prior periods. For the year ended December 31, 2017, the Company had a net loss of $1,457,859, net cash used in operations of $602,451, working capital deficit of $248,705, and accumulated deficit of $16,472,025. Additionally, the Company has had no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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

Management has assessed the effectiveness of our internal controls over financial reporting. Management concluded, for the year ended December 31, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:
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
Our Articles of Incorporation authorize the issuance of up to 5,900,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with no par value. As of December 31, 2017, we had 3,705,468,957 shares of Common Stock, 0 shares of Series A Preferred Stock, and 3,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition.

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2017	December 31	$0.03	$0.005
2017	September 30	$0.07	$0.007
2017	June 30	$0.39	$0.05
2017	March 31	$0.50	$0.15
2016	December 31	$0.03	$0.005
2016	September 30	$0.07	$0.007
2016	June 30	$0.39	$0.05
2016	March 31	$0.50	$0.15

As of December 31, 2017, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

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

●    "fiscal 2017" – January 1, 2017 through December 31, 2017

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

Results of Operations
The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2017 and 2016. For comparative purposes, we are comparing the year ended December 31, 2017 to the year ended December 31, 2016.

The following information represents our results of operations for the years ended December 31, 2017 and 2016.

2017 Compared to 2016

Increase/(Decrease)			2017 vs. 2016
	2017	2016		$	%
Total revenue	$-	$-	$-		$-

Operating expenses:
General and administrative	126,291	69,939	56,352		81%
Salaries and benefits	516,113	817,451	(301,338)		(37%)
Professional fees	49,522	2,860,760	(2,811,238)		(98%)
Total operating expenses	691,926	3,748,150	(3,056,224)		(82%)

Net operating loss	(691,926)	(3,487,150)	3,056,224		(82%)

Other income (expenses):
Settlement of liability	-	(150,805)	150,805		(100%)
Interest expense	(102,766)	(65,511)	(37,255)		57%
Impairment of provisional goodwill	-	(3,801,036)	3,801,036		(100%)
Amortization of debt discount	(663,167)	(291,801)	(371,366)		127%
Bad debt expense	-	(3,290,000)	3,290,000		(100%)
Other income (expense)	(765,933)	(7,599,153)	6,833,220		(90%)
Net income (loss)	$(1,457,859)	$(11,347,303)	$9,889,444		(87%)

Revenue

No revenue was generated for the years ended December 31, 2017 and 2016.

Total Operating Expenses

For the year ended December 31, 2017, total operating expenses amounted to $691,926 as compared to $2,860,760 for the year ended December 31, 2016, a decrease of $2,811,238. This increase was primarily due to significant decrease in professional fees of $2,586,011.  The majority of professional fees in 2016 related to the issuance of stock for services. General and administrative expenses increased by 56,352 or 81%. Salaries and benefits decreased by $301,338 or 37%.

Total Other Expenses

For the year ended December 31, 2017, total other expenses amounted to $765,933 as compared to $7,599,153 for the year ended December 31, 2016, a decrease of $6,833,220. The decrease was due to the fact in 2016 the impairment of provisional goodwill amounting to $3,801,036 and bad debt expense amounting to $3,290,000 related to the write down of a related party receivable were recorded.

Net Loss

For the year ended December 31, 2017 and 2016, net loss amounted to $1,457,859, and $11,347,303 respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $248,705 and $136,149 of cash as of December 31, 2017 and a working capital deficit of $719,027 and $62,457 of cash as of December 31, 2016. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $602,451 for the year ended December 31, 2017, compared to $561,379 for the same period in
2016. Net cash used by investing activities during the year ended December 31, 2017 was $64,857 compared to net cash used in investing activities of $1,486 for the year ended December 31, 2016. Net cash provided by financing activities during the year ended December 31, 2017, was $741,000 compared to net cash provided by financing activities of $625,414 for the year ended December 31, 2016.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2017 we have no off-balance sheet arrangements
Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2017 and December 31, 2016, the Company had $136,149 and $62,457 in cash, respectively, and $248,705 and $719,027 in negative working capital, respectively.  For the years ended December 31, 2017 and 2016, the Company had a net loss of $1,457,859 and $11,347,303, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017 (Unaudited)	2016 (Unaudited)
ASSETS
Current assets
Cash	$136,149	$62,457
Related party receivable	676,626	115,751
Security retainer deposit	1,108	-
Total current assets	813,883	178,208

Property and equipment
Land	405,251	385,251
Land improvements	42,430	11,110
Buildings and structures	50,000	50,000
Building improvements	8,337	-
Furniture and fixtures	2,962	2,962
Accumulated depreciation	(3,716)	(484)
Total property and equipment, net	505,264	448,839

Other assets
Investment in entity	5,200	-
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000
Total other assets	255,200	250,000
Total assets	$1,574,347	$877,047

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$109,260	$108,981
Accrued expenses	333,967	269,401
Short-term loans – related parties	459,809	67,326
Convertible debenture payable, net of premium and discount	83,951	325,710
Accrued interest	55,881	25,817
Convertible notes – Oregon properties	19,720	100,000
Total current liabilities	1,062,588	897,325

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated; No shares issued & outstanding at December 31, 2017 and 2016, respectively
Series B convertible preferred Stock, no par value; 20,000 designated
3,000 shares issued &outstanding at December 31, 2017 and 2016, respectively	6,450	6,450
Common stock, no par value; 5,900,000,000 shares
authorized, 3,705,468,957 and 399,150,790 shares issued and
outstanding at December 31, 2017 and 2016, respectively	7,249,939	5,260,133
Additional paid-in capital	9,727,395	9,727,395
Accumulated deficit	(16,472,025)	(15,014,166)
Total stockholders' equity (deficit)	511,759	(20,188)
Total liabilities and stockholders' equity (deficit)	$1,574,347	$877,047

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2017 (Unaudited)	2016 (Unaudited)

Revenues	$-	$-

Operating expenses:
General and administrative	126,291	69,939
Salaries and benefits	516,113	817,451
Professional fees	49,522	2,860,760
Total expenses	691,926	3,748,150

Net operating (loss)	(691,926)	(3,748,150)

Other income (expense):
Settlement of liability	-	(150,805)
Interest expense	(102,766)	(65,511)
Amortization of debt discount	(663,167)	(291,801)
Loss on impairment of provisional goodwill	-	(3,801,036)
Bad debt expense	-	(3,290,000
Total other income (expense)	(765,933)	(7,599,153)

Net (loss)	$(1,457,859)	$(11,347,303)

Weighted number of common shares outstanding, basic	752,807,489	52,807,489
Net loss per common share, basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2015	3,000	$6,450	32,397,930	$1,019,597	$9,727,395	$(3,666,864)	$7,086,578

Common stock issued to non-employees for services			213,819,893	2,673,213			2,673,213

Common stock issued to officers for services			13,780,000	557,450			557,450

Common stock issued to settle accounts payable			3,000,000	30,089			30,089

Debt converted into common stock			136,152,967	561,627			561,627

Amortization of debt discount				418,157			418,157

Net loss for the year ended December 31, 2016						(11,347,303)	(11,347,303)
Balances, December 31, 2016	3,000	$6,450	399,150,790	$5,260,133	$9,727,395	$(15,014,166)	$(20,088)

Common stock issued to non-employees for services			85,438,906	245,124			245,124

Common stock issued to officers for services			3,500,000	38,850			38,850

Debt converted into common stock			3,217,379,261	1,023,165			1,023,165

Amortization of debt discount				682,667			682,667

Net loss for the year ended December 31, 2017						(1,457,859)	(1,457,859)
Balances, December 31, 2017	3,000	$6,450	3,705,468,957	$7,249,939	$9,727,395	$(16,472,025)	$511,759

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2017 (Unaudited)	2016 (Unaudited)

Cash flows from operations
Net (loss)	$(1,457,859)	$(11,347,303
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	3,232	484
Common stock issued for services	283,974	3,230,663
Amortization of discount and premium associated with convertible debt	658,425	291,801
Security retainer deposit	1,108	-
Settlement of liability	-	150,805
Interest expense from financing fees	102,766	65,511
Impairment of provisional goodwill	-	3,801,036
Bad debt expense	-	3,290,000
Changes in working capital components:
Related party receivable	(560,875)	(115,751
Accounts payable	279	66,605
Short-term loans - related parties	271,869	(200,013
Accrued expenses	64,566	174,966
Accrued interest	30,064	25,817
Net cash provided by (used) for operating activities	(602,451)	(561,379

Cash flows from investing activities
Investment in entity	(5,200)	-
Building improvements	(8,337)	-
Purchase of land	(20,000)	-
Land improvements	(31,320)	-
Purchase of furniture and fixtures	-	(1,486
Net cash provided by investing activities	(64,857)	(1,486

Cash flows from financing activities
Proceeds from issuance of convertible debentures	741,000	625,414
Net cash provided by financing activities	741,000	625,414

Net increase (decrease) in cash	73,692	66,549
Cash, beginning of period	62,457	(92
Cash, end of period	$136,149	$62,457

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2017 and December 31, 2016, the Company had $136,149 and $62,457 in cash, respectively, and $248,705 and $719,027 in negative working capital, respectively.  For the years ended December 31, 2017 and 2016, the Company had a net loss of $1,457,859 and $11,347,303, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.

The consolidated financial statements include extra ordinary non-cash expense of $ 7,091,032. Following GAAP, management reclassified Provisional Goodwill of $ 3,801,036 to expenses.

Although Management is certain that the related party receivable in the amount of $ 3,540,000 will be collectable in the future; it has been decided to set up an allowance for uncollectible debt.  In the process, $ 3,290,000 has been written-off as bad debt. The related party receivable ( FutureWorld Corp ) in the amount of $ 250,000 will be retained.  Any amounts collected above $ 250,000 will be considered income to the company in the future.

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2017 and 2016, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive. As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

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

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2017.

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Land	$385,251	$385,251
Land improvements	42,430	11,110
Buildings and structures	50,000	50,000
Building improvements	8,337	-
Furniture and fixtures	2,962	2,962
	508,980	449,323
Less: Accumulated depreciation	(3,716)	(484)
Fixed Assets - net	$505,264	$448,839

Depreciation expense was $3,232 and $484 for the years ended December 31, 2016 and 2015, respectively.

NOTE 5: RELATED PARTIES
The Company has advances to and from related parties. The advances were to and from directors of the Company or corporations in which the directors have significant ownership. The balance of advances to related parties for the year ended December 31, 2017 and 2016 amounted to $676,626 and $115,154, respectively. These advances are recorded in current assets under related party receivable. The balance of advances from related parties for the year ended December 31, 2017 and 2016 amounted to $459,809 and $67,326, respectively. The advances are non-interest bearing and are due on demand (see Note 10).

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At December 31, 2017 and 2016, the Company had convertible debt consisting of the following:

	December 31,
	2017	2016
Convertible debt	$449,138	$558,601
Less: debt discount	(365,187)	(232,891)
Convertible debt, net	$83,951	$325,710

Convertible debt principal payments of $12,500 were in default on maturity date as of December 31, 2016 as of the issuance date of these consolidated financial statements.

On January 04, 2016, the Company issued a $30,000 face value debenture. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $30,000 in principal and $5,720 in accrued interest into 7,283,802 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $0, respectively.

On January 28, 2016, the Company issued a $93,750 face value debenture. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $93,750 in principal and $6,941 in accrued interest into 34,728,758 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $0, respectively.

On February 16, 2016, the Company issued a face value $80,000 debenture. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $80,000 in principal and $4,114 in accrued interest into 21,796,841 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $0, respectively.

On April 07, 2016, the Company issued a face value $25,000 debenture for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $25,000 in principal and $6,238 in accrued interest into 8,247,840 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $0, respectively.

On April 15, 2016 the Company issued a face value $80,750 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $34,599 in principal and $5,221 in accrued interest into 18,100,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $46,151 in principal and $17,127 in accrued interest into 25,107,050 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $46,151, respectively.

On June 17, 2016, the Company issued a face value $92,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $22,050 in principal and $270 in accrued interest into 9,000,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $69,950 in principal and $5,157 in accrued interest into 30,441,675 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $69,950 respectively.

On July 8, 2016, the Company issued a face value $120,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $120,000 in principal and $15,690 in accrued interest into 380,826,777 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $120,000, respectively.

On December 14, 2016, the Company issued a face value $87,500 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $87,500 in principal and $10,410 in accrued interest into 436,646,222 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $87,500, respectively.

On December 30, 2016, the Company issued a face value $85,000 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $85,000 in principal and $5,633 in accrued interest into 407,712,768 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $85,000, respectively.

On March 21, 2017, the Company issued a face value $180,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $177,488 in principal and $6,000 in accrued interest into 824,250 shares of common stock. As of December 31, 2017, the outstanding balance of the debenture was $2,512.

On March 28, 2017, the Company issued a face value $180,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $134,094 in principal and $12,686 in accrued interest into 841,392,600 shares of common stock. As of December 31, 2017, the outstanding balance of the debenture was $45,905.

On September 21, 2017, the Company issued a face value $300,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of December 31, 2017, the outstanding balance of the debenture was $300,000.

On October 19, 2017, the Company issued a face value $81,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of December 31, 2017, the outstanding balance of the debenture was $81,000.

NOTE 7: STOCKHOLDERS' DEFICIT

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

NOTE 8: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $16,472,025 since inception. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss can be carried forward indefinitely.

The components of the net deferred tax asset at December 31, 2017 and December 31, 2016 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2017	2016

Net Operating Losses	$1,347,303	$11,347,303
Statutory Tax Rate	21%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	282,934	3,971,556
Valuation Allowance	(282,934)	(3,971,556)
Net Deferred Tax Asset	$-	$-

The tax years ended December 31, 2015, 2016 and 2017 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2016 and 2016:

	Year Ended December 31,
	2017	2016
Benefit at federal and statutory rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0%	0%

NOTE 9: SUBSEQUENT EVENTS

September 6, 2017 GreenLeaf Holdings, LLC went into contract with FutureLand to purchase 80% of Amps Electric, Inc., a Massachusetts company, of which FutureLand owned 32%.  Later, on the 25th of October, 2017, FutureLand acquired 19% more of Amps from GreenLeaf Holdings, LLC making them majority owners in the company.  Sometime after this, there became various disputes between parties associated with Amps and GreenLeaf Holdings, LLC where expectations regarding funding and roles and other things were not being met.  This created a volatile and delicate business environment.  Then FutureLand came to understand that Amps Electric, Inc. in Massachusetts was an S Corporation and needed to be changed into a C Corporation or an LLC for us to have a legal voting interest in the entity.  But, the climate at this time provided an opportunity for Amps Electric, Inc. to back out or rather not cooperate unless we could find a solution between the parties that enabled us to proceed.  FutureLand did not want to let go of the opportunity, so we entered into protracted negotiations to solve it.  This has taken some measure of time to get to an agreement between the parties.  In April 2018 a new Florida C Corporation was filed named Amps Electric Holdings, Inc. where John Bianchi of Amps Electric, Inc. of Massachusetts will be 49% owner and FutureLand Corp. is 51%.  The other agreement with Amps Electric, Inc. S Corporation and GreenLeaf Holdings LLC will be made null and void with the new agreement, but Amps Electric Holdings, Inc. will be still tied to the S Corporation via insurance and bonding through John Bianchi.  Much of the upcoming work for the company will likely be in the Bi-Directional Amplifiers department.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is currently in a dispute with its current accountants (i.e. Turner Stone) over claims of prior fees owed. As a result these financial statements (2017 and 2016) have not been audited. The Company hopes to resolve this dispute and retain the current accountants. However, if the Company is not able to resolve this dispute in a timely manner, we will be looking for new accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2017. We have identified the following material weaknesses as of December 31, 2017:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions and Offices to be Held
Cameron Cox	44	Chief Executive Officer and Director
Sam Talari	56	Chairman, Director and Principal Accounting Officer

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock filed all required Forms 3, 4, and 5 filed all required Forms 3, 4, and 5.

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

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Cameron Cox, Chief Executive Officer	2016	130,000	0	180,000	310,000
	2017	130,000	0	180,000	310,000

Sam Talari, Chief Accounting Officer	2016	130,000	0	194,400	324,400
	2017	130,000	0	194,400	324,400

(1) Mr. Sam Talari and Cameron Cox waived their rights to receive compensation they earned in 2014 and we accounted for such amounts as an expense with an offset to contributed capital.

Employment Agreements with Executive Officers

We have no employment agreements with any of our new executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2017: With respect to each option award -

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

The following tables set forth certain information, as of December 31, 2017 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	6,971,550	(2)	1.3%1

Sam Talari	45,406,730	(2)	8.6%

All directors and named executive officers as a group (2 persons)	52,378,280		9.6%

5% Stockholders

1.
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

2.	Based on 530,779,421 shares of common stock outstanding as of May 15, 2017.
3.
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

 N/A

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Salberg & Company, P.A. for the fiscal year ended December 31, 2016 and Turner, Stone & Company for December 31, 2017.

	2017	2016
Audit Fees	$12,000	$26,900
Audit-Related Fees	-	7,100
Tax Fees	-	-
All Other Fees	-	-
Total	$12,000	$34,000

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

Date: April 17, 2018

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	April 17, 2018
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer), Director	April 17, 2018
Sam Talari