Form 10-Q
period 2018-03-31
FUTURELAND CORP.
filed 2018-05-15
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2018

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

The number of shares of the registrant's Common Stock issued and outstanding was 4,404,353,754 shares as of May 15, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
Unaudited & Unreviewed

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets As of March 31, 201 (unaudited) and December 31, 201 (unaudited)

	March 30,	December 31,
	2018 (Unaudited)	2017 (Unaudited)

ASSETS

Current assets
Cash	$775	$136,149
Related party receivable	435,104	676,626
Security-retainer-deposits	1,108	1,108
Total current assets	436,987	813,883

Property and equipment
Land	405,251	405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
Accumulated depreciation	(7,117)	(3,716)
Total property and equipment, net	501,863	505,264

Other assets
Investment	5,200	5,200
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000)
Total other assets	255,200	255,200
Total assets	$1,194,050	$1,574,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$31,647	$109,260
Accrued expenses	362,967	333,967
Short-term loans – related parties	207,001	459,809
Convertible debenture payable, net of premium and discount	196,708	83,951
Accrued interest	60,224	55,881
Convertible notes – Oregon properties	-	19,270
Total current liabilities	858,547	1,062,588

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated
No shares issued & outstanding at March 31, 2018 and December 31, 2017, respectively
Series B convertible preferred Stock, no par value; 20,000 designated
3,000 shares issued &outstanding at March 31, 2018 and December 31, 2017, respectively	6,450	6,450
Common stock, $0.001 par value; 7,990,000,000 shares
authorized, 4,404,353,754 and 3,711,859,957 shares issued and
outstanding at March 31, 2018 and December 31, 2017, respectively	7,331,242	7,249,939
Additional paid-in capital	9,727,395	9,727,395
Accumulated deficit	(16,729,585)	(16,472,025)
Total stockholders' equity (deficit)	335,502	511,759
Total liabilities and stockholders' equity (deficit)	$1,194,049	$1,574,347

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations
For the Three Months Ended March 31, 2018 (Unaudited) and 2017 (Unaudited)

	For the Three Months Ended
	March 31,
	2018 (Unaudited)	2017 (Unaudited)

Revenues	-	-

Operating expenses:
General and administrative	$9,395	$20,307
Salaries and benefits	65,000	65,000
Stock-based compensation	-	38,850
Professional fees	4,482	224,555
Total expenses	78,877	348,712

Net operating (loss)	(78,877)	(348,712)

Other income (expense):
Settlement of liability	-	(33,300)
Interest expense	(19,432)	(13,509)
Amortization of debt discount	(159,251)	(103,312)
Total other income (expense)	(178,683)	(150,121)

Net (loss)	$(257,560)	$(498,833)

Weighted number of common shares outstanding, basic	721,010,463	119,138,917

Net loss per common share, basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statement of Cash Flows
 For the Three Months Ended March 31, 2018 (Unaudited) and 2017 (Unaudited)

	For the Three Months Ended
	March 31,
	2018 (Unaudited)	2017 (Unaudited)

Cash flows from operations
Net (loss)	$(257,560)	$(2,236,783)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	3,400	169
Common stock issued for services	-	1,321,000
Amortization of discount and premium associated with convertible debt	159,251	332,400
Interest expense from financing fees	19,432	179,452
Settlement of liability	-	-
Changes in working capital components:
Accounts payable	(77,613)	39,729
Accrued expenses	24,659	116,900
Related party receivable	241,522	-
Accrued interest	4,343	11,872
Advances from related parties	(252,808)	-
Net cash provided by (used) for operating activities	(135,374)	39,680

Cash flows from investing activities
Payments for land improvement	-	(6,408)
Net cash provided by investing activities	-	(6,408)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	360,000
Repayment of short-term loans	-	(51,904)
Repayment of short-term loans – related parties	-	(139,659)
Net cash provided by financing activities	-	168,437

Net increase (decrease) in cash	(135,374)	201,709
Cash, beginning of period	136,149	62,457
Cash, end of period	$775	$264,166

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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
March 31, 2018 (Unaudited)

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

FutureLand Corp. operates its presented business through its subsidiary, FutureLand Properties, is an agricultural land lease company catering to the industrial hemp, legal medical marijuana and recreational cannabis market. Future Land was started to capitalize upon the distinct separation of the cultivation grows from the dispensaries, specifically with respect to Colorado. In the State of Colorado, which has become the quintessential poster-child for what the industry may look like for the rest of America, at least temporarily, as other states determine what exact direction they will choose to go, there are residency laws that must be adhered to. For instance, in order to get a license to grow or profit from cannabis in Colorado you must be a 2-year resident. The laws are very specific; anyone who is not a 2-year resident cannot profit from the sale of the cannabis flower or infused products. Because of this mandate, Future Land Corp must be a land owner and leaser in order to effectively participate in the cannabis grow industry, which we believe is essential in order to gain a competitive advantage. We also must own the structures on the land to control the lease and our future position in the industry.

The business model is simple; offer growers the opportunity to grow. We have the land and then we find  growers requiring assist in funding and obtaining their license and grow facility. Next, we arrange for additional operational items needed, including but not limited to, complete build-outs provided from our associated company, HempTech Corp, in order to capture additional revenue.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2018 and December 31, 2017, the Company had $775 and $136,149 in cash, respectively, and $421,560 and $248,705 in negative working capital, respectively.  For the three months ended March 31, 2018 and 2017, the Company had a net loss of $257,560 and $498,833, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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
March 31, 2018 (Unaudited)

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

 Net Loss per Common Share
The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2018 and December 31, 2017, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive. As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

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

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at March 31, 2018.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Land	$405,251	$405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
	508,980	508,980
Less: Accumulated depreciation	(7,117)	(3,716)
Fixed Assets - net	$501,863	$505,264

Depreciation expense was $3,400 and $3,232 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5: RELATED PARTIES
The Company has advances to and from related parties. The advances were to and from directors of the Company or corporations in which the directors have significant ownership. The balance of advances to related parties for the periods ended March 31, 2018 and December 31, 2017 amounted to $435,104 and $676,626, respectively. These advances are recorded in current assets under related party receivable. The balance of advances from related parties for periods ended March 31, 2018 and December 31, 2017 amounted to $207,001 and $459,809, respectively. The advances are non-interest bearing and are due on demand (see Note 10).

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At March 31, 2018 and December 31, 2017, the Company had convertible debt consisting of the following:

	March 31, 2018	December 31, 2017
Convertible debt	$382,925	$449,138
Less: debt discount	(186,217)	(365,187)
Convertible debt, net	$196,708	$83,951

Convertible debt principal payments of $12,500 were in default on maturity date as of December 31, 2016 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

On April 15, 2016 the Company issued a face value $80,750 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $34,599 in principal and $5,221 in accrued interest into 18,100,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $46,151 in principal and $17,127 in accrued interest into 25,107,050 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively.
On June 17, 2016, the Company issued a face value $92,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $22,050 in principal and $270 in accrued interest into 9,000,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $69,950 in principal and $5,157 in accrued interest into 30,441,675 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On July 8, 2016, the Company issued a face value $120,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $120,000 in principal and $15,690 in accrued interest into 380,826,777 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively
.
On December 14, 2016, the Company issued a face value $87,500 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $87,500 in principal and $10,410 in accrued interest into 436,646,222 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On December 30, 2016, the Company issued a face value $85,000 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $85,000 in principal and $5,633 in accrued interest into 407,712,768 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On March 21, 2017, the Company issued a face value $180,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $177,488 in principal and $6,000 in accrued interest into 824,250 shares of common stock. During the three months ended March 31, 2018, the holder converted the remaining balance of $2,512 and $825 of accrued interest into 143,000,000 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $2,512, respectively.

On March 28, 2017, the Company issued a face value $180,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $134,094 in principal and $12,686 in accrued interest into 841,392,600 shares of common stock. During the three months ended March 31, 2018, the holder converted the remaining balance of $45,905 and $2,737 of accrued interest into 424,271,575 shares of common stock. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $45,905, respectively.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

On September 21, 2017, the Company issued a face value $300,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $300,000 and $300,000, respectively.

On October 19, 2017, the Company issued a face value $81,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company's common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of March 31, 2018 and December 31, 2017, the outstanding balance of the debenture was $81,000 and $81,000, respectively.

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

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018 (Unaudited)

NOTE 8: SUBSEQUENT EVENTS

On September 6, 2017 GreenLeaf Holdings, LLC went into contract with FutureLand to purchase 80% of Amps Electric, Inc., a Massachusetts company, of which FutureLand owned 32%.  Later, on the 25th of October, 2017, FutureLand acquired 19% more of Amps from GreenLeaf Holdings, LLC making them majority owners in the company. Then FutureLand came to understand that Amps Electric, Inc. in Massachusetts was an S Corporation and needed to be changed into a C Corporation or an LLC for us to have a legal voting interest in the entity.  In April 2018 a new Florida C Corporation was filed named Amps Electric Holdings, Inc. where John Bianchi of Amps Electric, Inc. of Massachusetts will be 49% owner and FutureLand Corp. is 51%.  The other agreement with Amps Electric, Inc. S Corporation and GreenLeaf Holdings LLC will be made null and void with the new agreement, but Amps Electric Holdings, Inc. will be still tied to the S Corporation via insurance and bonding through John Bianchi.  Much of the upcoming work for the company will likely be in the Bi-Directional Amplifiers department, but will still do electrical contracting, solar and GC work.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our History

FutureLand, CORP. (formerly known as AEGEA, Inc.) ("we", "us", the "Company") was incorporated in Colorado on November 29, 2007 under the name Forever Valuable Collectibles, Inc. We changed our name effective July 1, 2014 in connection with our July 22, 2014 acquisition of AEGEA, LLC which is in the planning stages of developing an international community and mega-resort destination in the heart of South Florida called AEGEA. Prior to the acquisition of AEGEA, LLC, we were engaged in the business of buying and reselling commemorative professional and college sports memorabilia.

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

FutureLand Corp. operates its presented business through its subsidiary, FutureLand Properties, is an agricultural land lease company catering to the industrial hemp, legal medical marijuana and recreational cannabis market. Future Land was started to capitalize upon the distinct separation of the cultivation grows from the dispensaries, specifically with respect to Colorado. In the State of Colorado, which has become the quintessential poster-child for what the industry may look like for the rest of America, at least temporarily, as other states determine what exact direction they will choose to go, there are residency laws that must be adhered to. For instance, in order to get a license to grow or profit from cannabis in Colorado you must be a 2-year resident. The laws are very specific; anyone who is not a 2-year resident cannot profit from the sale of the cannabis flower or infused products. Because of this mandate, Future Land Corp must be a land owner and leaser in order to effectively participate in the cannabis grow industry, which we believe is essential in order to gain a competitive advantage. We also must own the structures on the land to control the lease and our future position in the industry.

The business model is simple; offer growers the opportunity to grow. We have the land and then we find growers requiring assist in funding and obtaining their license and grow facility. Next, we arrange for additional operational items needed, including but not limited to, complete build-outs provided from our associated company, HempTech Corp, in order to capture additional revenue.

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. For comparative purposes, we are comparing the quarter ended March 31, 2018 to the quarter ended March 31, 2017.

Revenue. No revenue was generated for the 3 months ended March 31, 2018 and 2017.

Total Operating Expenses. For the quarter ended March 31, 2018, total operating expenses amounted to $78,877 as compared to $348,712 for the quarter ended March 31, 2017, a decrease of $269,835. This decrease was primarily due to a decrease in professional fees.

Total Other Expenses. For the quarter ended March 31, 2018, total other expenses decreased by $28,562 as compared to the same period in 2017. The decrease was primarily due to a one-time settlement fee valued at $ 33,300 in 2017 and decreased amortization of debt discount.

Net Loss. For the quarter ended March 31, 2018and 2017, net loss amounted to $257,560, and $498,833.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $257,560 for the three months ending March 31, 2018 and a working capital of $ 1,003 as of March 31, 2017. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $135,374 for the quarter ended March 31, 2018, compared to net cash provided by operations of $39,680 for the same period in 2017.

Net cash used by investing activities during the quarter ended March 31, 2018 was $0 compared net cash used in investing activities of $6,408 for the quarter ended March 31, 2017.

Net cash provided by financing activities during the quarter ended March 31, 2018, was $0 compared to net cash provided by financing activities of $16,437 for the quarter ended March 31, 2017.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of March 31, 2018 we have no off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2018 and December 31, 2017, the Company had $775 and $136,149 in cash, respectively, and $421,560 and $248,705 in negative working capital, respectively.  For the three months ended March 31, 2018 and 2017, the Company had a net loss of $257,560 and $498,833, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems.