Form 10-Q
period 2018-06-30
FUTURELAND CORP.
filed 2018-08-20
CIK 1424549

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2018

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

The number of shares of the registrant's Common Stock issued and outstanding was 582,379,421 shares as of June 30, 2018.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses for the quarter ended June 30, 2018, raises concerns about our ability to continue as a going concern. Recurring losses from operations raise substantial doubt about our ability to continue as a going concern. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we are developing and plan to develop with third parties as we continue the commercialization of our products and could make it challenging and difficult for us to raise additional financing, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

As of June 30, 2018, management assessed the effectiveness of our internal controls over financial reporting. Management concluded, as of the six months ended June 30, 2018, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

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

Our Articles of Incorporation authorize the issuance of up to 3,990,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with no par value. As of June 30, 2018, we had 453,849,744 shares of Common Stock, 0 shares of Series A Preferred Stock, and 2,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition.

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

●    "Calendar 2018" – January 1, 2018 through December 31, 2018

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. For comparative purposes, we are comparing the quarter ended June 30, 2018 to the quarter ended June 30, 2017.

Revenue. No revenue was generated for the 6 months ended June 30, 2018 and 2017.

Total Operating Expenses. For the quarter ended June 30, 2018, total operating expenses amounted to $ 134,705 as compared to $ 543,455 for the quarter ended June 30, 2017, an increase of $ 408,750. This decrease was primarily due to monitoring expenses and promoting the general growth of our business.  General and administrative expenses  decreased by an aggregate of $ 212,455 for the quarter ended June 30, 2018 as compared to the quarter ended June 30, 2017 at $ 280,676.

Total Other Expenses. For the quarter ended June 30, 2018, total other expenses increased by $ 13,665 as compared to the same period in 2017. The increase was primarily due to greater interest expense, and a one-time settlement fee valued at $ 33,300 with Kodiak. We satisfied the obligation with issuance of Common Shares.

Net Loss. For the quarter ended June 30, 2018 and 2017, net loss amounted to $ 276,211, and $ 671,296

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital of  $ 19,397 for the six months ending June 30, 2018 and a working capital of $ 1,003 as of June 30, 2017. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $ 82,957 for the quarter ended June 30, 2018, compared to $ (216,329) for the same period in 2017, a decrease of $ 299,286 primarily due to closely monitoring & curtailing our spending.

Net cash used by investing activities during the quarter ended June 30, 2018 was $ 456,017 compared net cash used in investing activities of $81,991 for the quarter ended June 30, 2017.

Net cash provided by financing activities during the quarter ended June 30, 2018, was $ 330,000 compared to net cash provided by financing activities of $ 299,414 for the quarter ended June 30, 2017.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of June 30, 2018 we have no off-balance sheet arrangements.

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

Revenue Recognition

We had no revenue during the quarter ended June 30, 2018. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2018.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission published in 1992 and subsequent guidance prepared by the Commission specifically for smaller public companies. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2018. We have identified the following material weaknesses:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following tables set forth certain information, as of June 30, 2018 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

(2)	Based on 582,379,421 shares of common stock outstanding as of June 30, 2018.

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

Date: August 20, 2018

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	August 20, 2018
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer, Director	August 20, 2018
Sam Talari

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
Unaudited

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
Unaudited

CONTENTS

Unaudited	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets - As of June 30, 2018 and December 31, 2017	F-3

Consolidated Statements of Operations -
For the Quarter Ended June 30, 2018 and 2017	F-4

Consolidated Statements of Changes in Stockholders' Deficit -
For the Years Ended June 30, 2018 and December 31, 2017	F-5

Consolidated Statements of Cash Flows –
For the Years Ended June 30, 2018 and December 31, 2017	F-6

Notes to Consolidated Financial Statements	F-7 to F-16

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets As of June 30, 2018 (unaudited) and December 31, 2017 (unaudited)

	June 30,	December 31,
	2018 (Unaudited)	2017 (Unaudited)

ASSETS

Current assets
Cash	$26,030	$136,149
Related party receivable	304,796	676,626
Security-retainer-deposits	6,000	1,108
Total current assets	336,846	813,883

Property and equipment
Land	405,251	405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
Accumulated depreciation	(10,285)	(3,716)
Total property and equipment, net	498,695	505,264

Other assets
Investment	0	5,200
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000)
Total other assets	250,000	255,200
Total assets	$1,085,542	$1,574,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$34,914	$109,260
Accrued expenses	418,967	333,967
Short-term loans – related parties	63,089	459,809
Convertible debenture payable, net of premium and discount	291,291	83,951
Accrued interest	66,644	55,881
Convertible notes – Oregon properties	-	19,270
Total current liabilities	874,905	1,062,588

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated
No shares issued & outstanding at March 31, 2018 and December 31, 2017, respectively
Series B convertible preferred Stock, no par value; 20,000 designated
3,000 shares issued &outstanding at March 31, 2018 and December 31, 2017, respectively	6,450	6,450
Common stock, $0.001 par value; 7,990,000,000 shares
authorized, 4,404,353,754 and 3,711,859,957 shares issued and
outstanding at June 31, 2018 and December 31, 2017, respectively	7,331,242	7,249,939
Additional paid-in capital	9,784,395	9,727,395
Accumulated deficit	(16,911,450)	(16,472,025)
Total stockholders' equity (deficit)	210,637	511,759
Total liabilities and stockholders' equity (deficit)	$1,085,542	$1,574,347

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Operations
For the Six Months Ended June 30, 2018 (Unaudited) and 2017 (Unaudited)

	For the Six Months Ended
	June30,
	2018 (Unaudited)	2017 (Unaudited)

Revenues	$11,043	$-

Operating expenses:
General and administrative	16,942	20,307
Salaries and benefits	130,050	65,000
Stock-based compensation	-	38,850
Professional fees	4,482	224,555
Total expenses	151,474	348,712

Net operating (loss)	(140,431)	(348,712)

Other income (expense):
Settlement of liability	-	(33,300)
Interest expense	(25,852)	(13,509)
Amortization of debt discount	(272,834)	(103,312)
Total other income (expense)	(298,686)	(150,121)

Net (loss)	$(257,560)	$(498,833)

Weighted number of common shares outstanding, basic	721,010,463	119,138,917

Net loss per common share, basic	$(0.00)	$(0.00)

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Statements of Cash Flows Unaudited

	For the Period ended
	June 30	Dec 31
	2018	2017

Cash Flows from Operating Activities:
Net loss	$(815,343)	$(11,296,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	207,609	2,838,868
Stock based Bonuses	38,850	530,064
Amortization of discount and premium related to convertible debt	308,453	355,618
Depreciation	1,764	355
Xtra Ordinary Expenses (other exp)	33,300	7,241,841
Shares issued for accrued interest	22,284	41,227
Related Party Receivable	13,107	-
Changes in operating assets and liabilities:
Accounts payable	187,160	70,671
Accrued expenses	59,167	181,501
Accrued Interest	26,606	25,817
	82,957	(10,512)
Cash Flows from Investing Activities:
Purchase Real Estate	(405,251)	(381,567)
Purchase of Grow License	(100,000)
Land Improvement	(50,766)	(100,000)
Net Cash Provided by (Used in) Investing Activities	(456,017)	(481,567)

Cash Flows from Financing Activities:
Proceed from convertible debentures	330,000	675,000
Proceed from short-term loans - related party	0	(139,659)
Changes in Related Party Loans	0	0
Repayment of short-term loans - related party	0	19,287
Net Cash (Used in) Provided by Financing Activities	330,000	554,628

Net (Decrease) Increase in Cash	(43,060)	62,549

Cash, beginning of year	62,457	(92)

Cash, end of year	$19,397	$62,457

Interest	$-	$-
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Common stock issued for convertible debt	$290,192	$520,399

See accompanying notes to consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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

Going Concern

As reflected in the accompanying consolidated financial statements, the Company had a net loss of $ 815,343 and net cash used in operations of $82,957, for the six months ended June 30, 2018 and a working capital deficit of 43,060 and an accumulated deficit of $15,478,679, at June 30, 2017 and has no revenues. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues.

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
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At June 30, 2018 and 2017, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive.

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
June 30, 2018 and 2017

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

Other accounting standards which were not effective until after June 30, 2018 are not expected to have a material impact on the Company's consolidated financial position or results of operations.

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at June 30, 2018.

NOTE 4: VACANT LAND DEPOSIT

N/A

NOTE 5: SHORT-TERM LOAN – RELATED PARTIES

None

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At June 30, 2017 and December 31, 2016, the Company had convertible debt consisting of the following:

	June 30, 2018	Dec 31, 2017
Convertible debt	$650,349	$758,601
Plus: put premium	0	0
Less: debt discount	(319,324)	(232,891)
Convertible debt, net	$331,025	$525,710

Convertible debt principal payments of $12,500 were in default on maturity date as of June 30, 2018 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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
June 30, 2018 and 2017

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

CHANGES IN COMMON STOCK

We report 582,379,421 shares outstanding as of  June 30, 2018.

Share count as of  August 17, 2017 is 1,101,058,044.

The difference in shares consists of the following issuances in 2018:

Through 4/25/17 Auctus / EMA/St George	476,369,026 (Debt Conversion)

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018 and 2017

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

NOTE 10: RELATED PARTIES

N/A

NOTE 11: SUBSEQUENT EVENTS

Amps Electric Holdings, Inc.

On May 29, 2018, the Company re-worked the Amps Electric, Inc., a Massachusetts company, deal to provide a viable business opportunity amongst the parties involved. Amps Electric Holdings, Inc., a Florida company, has been formed whereas FutureLand Corp is a 51% owner and John Bianchi of Amps Electric, Inc. is a 49% owner. This deal replaces the old JV with Greenleaf Holdings, LLC and Amps Electric, Inc. and FutureLand Corp. on Sept. 6th, 2017. An additional, 20,000,000 shares will be issued to John Bianchi for this new business venture. Amps Electric, LLC is being formed in partnership with Amps Electric Holdings, Inc. For the six months ended June 30, 2018, Amps Electric Holdings generated revenue of $760,496 and expenses of $669,970. The resulting net income for the six months ended June 30, 2018 amounted to $90,526 of which $46,168 is attributable to FutureLand.