Form 10-Q/A
period 2018-06-30
FUTURELAND CORP.
filed 2018-08-22
CIK 1424549

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

Date: August 22, 2018

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	August 22, 2018
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer, Director	August 22, 2018
Sam Talari

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
Unaudited

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
Unaudited & Unreviewed

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