Form 10-K
period 2018-12-31
FUTURELAND CORP.
filed 2019-04-16
CIK 1424549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The number of shares of the registrant's Common Stock issued and outstanding was 6,716,255,754 shares as of April 15, 2019

DOCUMENTS INCORPORATED BY REFERENCE

None.

1

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

Research and Development

In accordance with ASC 730-10, expenditures for research and development are expenses when incurred and are included in operating expenses. The Company had no research and development costs for the years ended December 31, 2018 or December 31, 2017.

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

We have incurred significant losses in prior periods. For the year ended December 31, 2018, the Company had a net loss of $740,908, net cash used in operations of $29, working capital deficit of $326,995, and accumulated deficit of $17,212,933 The Company had revenue of $11,043. These matters raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan, raise additional capital, and generate revenues. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In the near term, we intend to expand the scope of our operations activities significantly. If we are successful in executing our business plan, we will experience growth in our business that could place a significant strain on our business operations, finances, management and other resources. The factors that may place strain on our resources include, but are not limited to, the following:

•	The need for continued development of our financial and information management systems;

•	The need to manage strategic relationships and agreements with manufacturers, customers and partners;

•	Difficulties in hiring and retaining skilled management, technical, and other personnel necessary to support and manage our business; and

•	Financial abilities to accumulate additional grow properties for cultivation facilities.

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

Management has assessed the effectiveness of our internal controls over financial reporting. Management concluded, for the year ended December 31, 2017, that our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP rules. Management concluded that our internal controls were adversely affected by deficiencies in the design or operation of our internal controls, which management considered to be material weaknesses. These material weaknesses include the following:

•	Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

•	Inadequate segregation of duties consistent with control objectives; and ineffective controls over period end financial disclosure and reporting processes;

•	The failure to implement and maintain proper and effective internal controls and disclosure controls could result in material weaknesses in our financial reporting such as errors in our financial statements and in the accompanying footnote disclosures that could require restatements. Investors may lose confidence in our reported financial information and disclosure, which could negatively impact our stock price.

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

Our Articles of Incorporation authorize the issuance of up to 7,990,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, with no par value. As of December 31, 2018, we had 6,300,165,454 shares of Common Stock, 0 shares of Series A Preferred Stock, and 3,000 shares of Series B Preferred Stock outstanding; however, we may issue additional shares of Common Stock or preferred stock in the future in connection with a financing or an acquisition.

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

Persons who have beneficially owned restricted shares of our common stock for at least six months but who are our affiliates at the time of, or at any time during the three months preceding a sale, would be subject to additional restrictions, by which such person would be entitled to sell within any three-month period only a number of securities that does not exceed the greater of either of the following:

•	1% of the total number of securities of the same class then outstanding (67,162,557 shares of common stock as of the date of this Report); or

•	the average weekly trading volume of such securities during the four calendar weeks preceding the filing of a notice on Form 144 with respect to the sale; provided, in each case, that we are subject to the Exchange Act periodic reporting requirements for at least three months before the sale. Such sales by affiliates must also comply with the manner of sale, current public information and notice provisions of Rule 144.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

Statements under, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business” and elsewhere in this prospectus may be "forward-looking statements." Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring and grow our business;

•	our plans for FutureLand to purchase more lands for lease to the cultivators;

•	our ability to attain funding and the sufficiency of our sources of funding;

•	our expectation that our cost of revenues, development expenses, sales and marketing expenses, and general and administrative expenses will increase;

•	fluctuations in our capital expenditures;

•	our plans for potential business partners and any acquisition plans;

•	as well as other statements regarding our future operations, financial condition and prospects, and business strategies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

 None.

ITEM 2. PROPERTIES

Our executive offices are located at 10901 Roosevelt Blvd N, Bldg C 1000, Saint Petersburg, FL 33716 where we lease a shared office facility with FutureWorld Corp. at a monthly rental of $500.  Our lease term is month to month. We believe our current space is adequate for our operations at this time. We also have a location in Denver Colorado.

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2018	December 31	$ 0.0002	$ 0.0001
2018	September 30	$ 0.0003	$ 0.0002
2018	June 30	$ 0.0004	$ 0.0002
2018	March 31	$ 0.0004	$ 0.0002
2017	December 31	$ 0.03	$ 0.005
2017	September 30	$ 0.07	$ 0.007
2017	June 30	$ 0.39	$ 0.05
2017	March 31	$ 0.50	$ 0.15

As of December 31, 2018, there were approximately 132 record holders, an unknown number of additional holders whose stock is held in "street name" and 28,144,092 shares of common stock issued and outstanding.

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

● January 1, 2018 through December 31, 2018

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

Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. The results discussed below are for the years ended December 31, 2018 and 2017. For comparative purposes, we are comparing the year ended December 31, 2018 to the year ended December 31, 2017.

The following information represents our results of operations for the years ended December 31, 2018 and 2017.

2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%
Total revenue	$11,043	$0	$11,043	$100%

Operating expenses:
General and administrative	46,588	126,291	(79,703)	(63%)
Salaries and benefits	260,000	516,113	(256,113)	(50%)
Professional fees	7,766	49,522	(41,756)	(84%)
Total operating expenses	314,354	691,926	(377,572)	(55%)

Net operating loss	(303,311)	(691,926)	(366,529)	(56%)

Other income (expenses):
Settlement of liability	—	—	—	—
Interest expense	(64,630)	(102,766)	(38,136)	(37%)
Impairment of provisional goodwill	—	—	—	—
Amortization of debt discount	(372,967)	(663,167)	(290,200)	(44%)
Bad debt expense	—	—	—	—
Other income (expense)	(437,597)	(765,933)	(328,336)	(43%)
Net income (loss)	$(740,908)	$(1,457,859)	$(716,951)	(49%)

Revenue

$11,042.82 was generated for the years ended December 31, 2018 and 2017.

Total Operating Expenses

For the year ended December 31, 2018, total operating expenses amounted to $314,354 as compared to $691,926 for the year ended December 31, 2017, a decrease of $366,529. This 56% decrease was primarily due to significant decrease in Salaries & benefits.  In an effort to curtail our expenses we were able to reduce our operating loss by $ 366,529.

Total Other Expenses

For the year ended December 31, 2018, total other expenses amounted to $437,597 as compared to $765,933 for the year ended December 31, 2017, a decrease of $ 328,336. The decrease was due to the fact that some of our convertible notes were satisfied in full in 2018 which reduced our interest and amortization expenses by 43%.

Net Loss

For the year ended December 31, 2018 and 2017, net loss amounted to $ 740,907 and $1,457,859, respectively.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a negative working capital of working capital deficit of $248,705 and $136,149 of cash as of December 31, 2017. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used in operating activities was $136,120 for the year ended December 31, 2018, compared to $73,692 for the same period in 2017. Net cash used by investing activities during the year ended December 31, 2018 was $0 compared to net cash used in investing activities of $64,857 for the year ended December 31, 2017. Net cash provided by financing activities during the year ended December 31, 2018, was $0 compared to net cash provided by financing activities of $741,000 for the year ended December 31, 2017.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of December 31, 2018 we have no off-balance sheet arrangements.

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2018 and December 31, 2017, the Company had $29 and $136,149 in cash, respectively, and $136,120 and $602,451 in negative working capital, respectively.  For the years ended December 31, 2018 and 2017, the Company had a net loss of $740,908 and $1,457,859, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Revenue Recognition

We had $11,042.82 of revenue generated during the year ending December 31, 2018 from our relationship to Amps Electric Holdings, Inc.. Anticipated future operating revenue will represent revenue upon admission into our planned parks, provision of our services, or when products are delivered to our customers.

Inflation

In  the  opinion  of  management,  inflation  has  not  and  will  not  have  a  material  effect  on  our  operations  in  the  immediate future. Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

FUTURELAND, CORP. AND SUBSIDIARIES (FORMERLY AEGEA, INC.) CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets
Cash	$29	$136,149
Related party receivable	495,417	676,626
Security retainer deposit	6,000	1,108
Total current assets	501,446	813,883

Property and equipment
Land	405,251	405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
Accumulated depreciation	(11,764)	(3,716)
Total property and equipment, net	497,296	505,264

Other assets
Investment in entity	5,200	5,200
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000)
Total other assets	255,200	255,200
Total assets	$1,253,942	$1,574,347

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$70,280	$109,260
Accrued expenses	539,467	333,967
Short-term loans - related parties	21,738	459,809
Convertible debenture payable, net of premium and discount	318,766	83,951
Accrued interest	96,622	55,881
Convertible notes - Oregon properties	38,000	19,720
Total current liabilities	1,084,873	1,062,588

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized; Series A convertible preferred Stock, no par value; 200,000 designated; No shares issued & outstanding at December 31, 2017 and 2016, respectively Series B convertible preferred Stock, no par value; 20,000 designated 3,000 shares issued & outstanding at December 31, 2018 and 2017, respectively	6,450	6,450
Common stock, no par value; 7,990,000,000 shares authorized, and 6,300,165,454 shares issued and 3,705,468,957 outstanding at December 31, 2018 and 2017, respectively	7,648,157	7,249,939
Additional paid-in capital	9,727,395	9,727,395
Accumulated deficit	(17,212,933)	(16,472,025)
Total stockholders' equity (deficit)	169,069	511,759
Total liabilities and stockholders' equity (deficit)	$1,253,942	$1,574,347

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2018	2017
	(Unaudited)	(Unaudited)

Revenues	11,043	—

Operating expenses:
General and administrative	46,588	126,291
Salaries and benefits	260,000	516,113
Professional fees	7,766	49,522
Total expenses	314,354	691,926

Net operating (loss)	(303,311)	(691,926)

Other income (expense):
Settlement of liability	—	—
Interest expense	(64,630)	(102,766)
Amortization of debt discount	(372,967)	(663,167)
Loss on impairment of provisional goodwill	—	—
Bad debt expense	—	—
Total other income (expense)	(437,597)	(765,933)

Net (loss)	$(740,908)	$(1,457,859)

Weighted number of common shares outstanding, basic	752,807,489	752,807,489
Net loss per common share, basic	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balances, December 31, 2015	3,000	$6,450	32,397,930	$1,019,597	$9,727,395	$(3,666,864)	$7,086,578

Common stock issued to non-employees for services			213,819,893	2,673,213			2,673,213

Common stock issued to officers for services			13,780,000	557,450			557,450

Common stock issued to settle accounts payable			3,000,000	30,089			30,089

Debt converted into common stock			136,152,967	561,627			561,627

Amortization of debt discount				418,157			418,157

Net loss for the year ended December 31, 2016						(11,347,303)	(11,347,303)
Balances, December 31, 2016	3,000	$6,450	399,150,790	$5,260,133	$9,727,395	$(15,014,166)	$(20,088)

Common stock issued to non-employees for services			85,438,906	245,124			245,124

Common stock issued to officers for services			3,500,000	38,850			38,850

Debt converted into common stock			3,217,379,261	1,023,165			1,023,165

Amortization of debt discount				682,667			682,667

Net loss for the year ended December 31, 2017						(1,457,859)	(1,457,859)
Balances, December 31, 2017	3,000	$6,450	3,705,468,957	$7,249,939	$9,727,395	$(16,472,025)	$511,759

Debt converted into common stock			2,594,696,497	183,002			183,002

Amortization of debt discount				215,216			215,216

Net loss for the year ended December 31, 2018						(740,908)	(740,908)
Balances, December 31, 2018	3,000	$6,450	6,300,165,454	$7,648,157	$9,727,395	$(17,212,933)	$169,069

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2018	2017
	(Unaudited)	(Unaudited)

Cash flows from operations
Net (loss)	$(740,908)	$(1,457,859)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	8,047	3,232
Common stock issued for services	0	283,974
Amortization of discount and premium associated with convertible debt	345,466	658,425
Security retainer deposit	(4,892)	1,108
Settlement of liability	—	—
Interest expense from financing fees	64,630	102,766
Changes in working capital components:
Related party receivable		(560,875)
Accounts payable	(36,978)	279
Short-term loans - related parties	(17,726)	271,869
Accrued expenses	205,500	64,566
Accrued interest	40,741	30,064
Net cash provided by (used) for operating activities	(136,120)	(602,451)

Cash flows from investing activities
Investment in entity	—	(5,200)
Building improvements	—	(8,337)
Purchase of land	—	(20,000)
Land improvements		(31,320)
Purchase of furniture and fixtures	—	—
Net cash provided by investing activities	—	(64,857)

Cash flows from financing activities
Proceeds from issuance of convertible debentures	—	741,000
Net cash provided by financing activities	—	741,000

Net increase (decrease) in cash	(136,120)	73,692
Cash, beginning of period	136,149	62,457
Cash, end of period	$29	$136,149

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2018 and December 31, 2017, the Company had $29 and $136,149 in cash, respectively, and $136,120 and $248,705 in negative working capital, respectively.  For the years ended December 31, 2018 and 2017, the Company had a net loss of $740,908 and $1,457,859, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At December 31, 2018 and 2017, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive. As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

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

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at December 31, 2018.

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at December 31, 2018 and 2017:

	December 31,	December 31,
	2018	2017

Land	$405,251	$385,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
	508,980	508,980
Less: Accumulated depreciation	(11,764)	(3,716)
Fixed Assets - net	$497,216	$505,264

Depreciation expense was $8,047 and $3,716 for the years ended December 31, 2018 and 2017, respectively.

NOTE 5: RELATED PARTIES

The Company has advances to and from related parties. The advances were to and from directors of the Company or corporations in which the directors have significant ownership. The balance of advances from related parties for the year ended December 31, 2018 and 2017 amounted to $495,417 and $459,809 respectively. The advances are non-interest bearing and are due on demand (see Note 10).

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At December 31, 2018 and 2017, the Company had convertible debt consisting of the following:

	December 2018	December 2017

Convertible debt	$356,766	$449,138
Less: debt discount	—	(365,187)
Convertible debt, net	$356,766	$83,951

Convertible debt principal payments of $356,766 were in default on maturity date as of the issuance date of these consolidated financial statements.

On January 04, 2016, the Company issued a $30,000 face value debenture. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $30,000 in principal and $5,720 in accrued interest into 7,283,802 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On January 28, 2016, the Company issued a $93,750 face value debenture. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $93,750 in principal and $6,941 in accrued interest into 34,728,758 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On February 16, 2016, the Company issued a face value $80,000 debenture. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $80,000 in principal and $4,114 in accrued interest into 21,796,841 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On April 07, 2016, the Company issued a face value $25,000 debenture for an advanced fee on an equity line of credit for $1,000,000. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted the full $25,000 in principal and $6,238 in accrued interest into 8,247,840 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On April 15, 2016 the Company issued a face value $80,750 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $34,599 in principal and $5,221 in accrued interest into 18,100,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $46,151 in principal and $17,127 in accrued interest into 25,107,050 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On June 17, 2016, the Company issued a face value $92,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $22,050 in principal and $270 in accrued interest into 9,000,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $69,950 in principal and $5,157 in accrued interest into 30,441,675 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0 respectively.

On July 8, 2016, the Company issued a face value $120,000 debenture to EMA. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $120,000 in principal and $15,690 in accrued interest into 380,826,777 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On December 14, 2016, the Company issued a face value $87,500 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $87,500 in principal and $10,410 in accrued interest into 436,646,222 shares of common stock. As of December 31, 2017 and 2016, the outstanding balance of the debenture was $0 and $87,500, respectively.

On December 30, 2016, the Company issued a face value $85,000 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted the remaining balance of $85,000 in principal and $5,633 in accrued interest into 407,712,768 shares of common stock. As of December 31, 2018 and 2017, the outstanding balance of the debenture was $0 and $0, respectively.

On March 21, 2017, the Company issued a face value $180,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $177,488 in principal and $6,000 in accrued interest into 824,250 shares of common stock. The carryover balance of $2,513 from 2017 was converted to stock. As of December 31, 2018, the outstanding balance of the debenture was $0.

On March 28, 2017, the Company issued a face value $180,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $134,094 in principal and $12,686 in accrued interest into 841,392,600 shares of common stock. As of December 31, 2018, the outstanding balance of the debenture was $0.

On September 21, 2017, the Company issued a face value $300,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of December 31, 2017, the outstanding balance of the debenture was $300,000. $36,509 was converted in 2018. The remaining balance as of 12/31/2018 is $ 263,491.

On October 19, 2017, the Company issued a face value $81,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of December 31, 2017, the outstanding balance of the debenture was $81,000. The remaining balance as of 12/31/2018 is $55,275.

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

NOTE 8: INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $17,212,933 since inception. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss can be carried forward indefinitely.

The components of the net deferred tax asset at December 31, 2018 and December 31, 2017 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2018	2017

Net Operating Losses	$740,908	$1,457,859
Statutory Tax Rate	21%	21%
Effective Tax Rate	—	—
Deferred Tax Asset	155,590	306,150
Valuation Allowance	(155,590)	(306,150)
Net Deferred Tax Asset	$—	$—

The tax years ended December 31, 2015, 2018 and 2017 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2016 and 2016:

	Year Ended December 31,
	2018	2017

Benefit at federal and statutory rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0%	0%

NOTE 9: SUBSEQUENT EVENTS

On September 6, 2017 GreenLeaf Holdings, LLC went into contract with FutureLand to purchase 80% of Amps Electric, Inc., a Massachusetts company, of which FutureLand owned 32%. Later, on the 25th of October, 2017, FutureLand acquired 19% more of Amps from GreenLeaf Holdings, LLC making them majority owners in the company. Sometime after this, there became various disputes between parties associated with Amps and GreenLeaf Holdings, LLC where expectations regarding funding and roles and other things were not being met. This created a volatile and delicate business environment. Then FutureLand came to understand that Amps Electric, Inc. in Massachusetts was an S Corporation and needed to be changed into a C Corporation or an LLC for us to have a legal voting interest in the entity. But, the climate at this time provided an opportunity for Amps Electric, Inc. to back out or rather not cooperate unless we could find a solution between the parties that enabled us to proceed. FutureLand did not want to let go of the opportunity, so we entered into protracted negotiations to solve it. This has taken some measure of time to get to an agreement between the parties. In April 2018 a new Florida C Corporation was filed named Amps Electric Holdings, Inc. where John Bianchi of Amps Electric, Inc. of Massachusetts will be 49% owner and FutureLand Corp. is 51%. The other agreement with Amps Electric, Inc. S Corporation and GreenLeaf Holdings LLC will be made null and void with the new agreement, but Amps Electric Holdings, Inc. will be still tied to the S Corporation via insurance and bonding through John Bianchi. Bi-Directional Amplifiers department.

Presently, the Bi-Directional Amplifier business has slowed for the company and it is not evident that there will continue to be an ongoing opportunity for FutureLand Corp. to generate revenue from this sector.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company is currently in a dispute with its current accountants (i.e. Turner Stone) over claims of prior fees owed. As a result, these financial statements (2018 and 2017) have not been audited. The Company hopes to resolve this dispute and retain the current accountants. However, if the Company is not able to resolve this dispute in a timely manner, we will be looking for new accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer who is our principal executive officer and our Chief Financial Officer who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as a result of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2018.

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

The new management of the Corporation believes the actions described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We expect the material weaknesses have been remediated by December 31, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Sam Talari -Chairman of the Board and Principal Accounting Officer

Mr. Talari, born and raised as an entrepreneur, found his calling in incubating exciting leading-edge technology companies in private and public sector, with a unique business plan merging the boundaries between a hedge fund and a VC. Mr. Talari has been the Chief Executive Officer of FutureWorld Energy, Inc. since November 21, 2005. Mr. Talari served as the Acting Chief Executive Officer at Infrax Systems, Inc. since November 21, 2008 and Chief Operating Officer until October 2009 and served as its Interim President. Mr. Talari founded and manages FutureTech since 2001 and Talari Industries since 2008. He serves as a Director at PowerCon Energy Systems, Inc, and Chairman & CEO of Lockwood Technology. He studied Computer Science and Mathematics at the University of New Hampshire. Mr. Talari holds a Bachelor's Degree in Computer Science, Engineering, and Mathematics from University of Lowell and has a Master's Degree in Finance from Trinity.

Cameron Cox - President and CEO

 Mr. Cox is a business entrepreneur with a wide bastion of knowledge to draw upon from many different walks of life.  A real estate expert and developer he brings ground level pragmatism to the field of dreams.  Consummate venture capitalist and advocate of the oncoming Greenrush.  A U.S. Army Vet, and graduate of Michigan State University with a BA in Communication he also attended Westminster Theological Seminary for a MDIV and University of South Florida, St. Petersburg for a MBA.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) our principal executive officer or other individual serving in a similar capacity during fiscal 2018; (ii) our two most highly compensated executive officers other than our principal executive officer who were serving as executive officers at December 31, 2018 whose compensation exceed $100,000; and (iii) up to two additional individuals for whom disclosure would have been required but for the fact that the individual was not serving as an executive officer at December 31, 2017. Compensation information is shown for the fiscal years ended December 31, 2018 and 2017:

SUMMARY COMPENSATION TABLE

				All Other	Total
	Fiscal	Salary		Compensation
Name and Principal Position	Year	($)	Option Awards	($)	($)
Cameron Cox, Chief Executive Officer	2017	130,000	0	0	130,000
	2018	130,000	0	0	130,000

Sam Talari, Chief Accounting Officer	2017	130,000	0	0	130,000
	2018	130,000	0	0	130,000

 Employment Agreements with Executive Officers

We have employment agreements with any of our new executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following tables set forth, for each person listed in the Summary Compensation Table set forth above, as of December 31, 2018: With respect to each option award:

•	the number of shares of our common stock issuable upon exercise of outstanding options that have been earned, separately identified by those exercisable and un-exercisable;
•	the number of shares of our common stock issuable upon exercise of outstanding options that have not been earned;
•	the exercise price of such option;
•	the expiration date of such option;
•	with respect to each stock award;
•	the number of shares of our common stock that have been earned but have not vested;
•	the market value of the shares of our common stock that have been earned but have not vested;
•	the total number of shares of our common stock awarded under any equity incentive plan that have not vested and have not been earned; and
•	the aggregate market or pay-out value of our common stock awarded under any equity incentive plan that have not vested and have not been earned

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Weighted Average Exercise Price	Expiration Date

Cameron Cox	0	0	0	$ 0

Sam Talari	0	0	0	$ 0

Stock Awards

Name	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested	Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market or Pay-Out Value of Unearned Shares Have Not Vested

Cameron Cox	0	$ -	0	$ -

Sam Talari	0	$ -	0	$ -

ITEM  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth certain information, as of December 31, 2018 with respect to the beneficial ownership of our outstanding common stock and preferred stock by (i) any holder of more than five percent, (ii) each of our executive officers and directors, and (iii) our directors and executive officers as a group.

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

	Common Stock
	Number of Shares Beneficially Owned (1)		Percentage Outstanding (2)
Directors and Officers
Cameron Cox	6,971,550	(2)	.0011%

Sam Talari	45,406,730	(2)	.0072%

All directors and named executive officers as a group (2 persons)	52,378,280		.0083%

5% Stockholders

1.	The Company believes that each stockholder has sole voting and investment power with respect to the shares of common stock listed, except as otherwise noted. The number of shares beneficially owned by each stockholder is determined under rules of the SEC, and the information is not necessarily indicative of ownership for any other purpose. Under these rules, beneficial ownership includes (i) any shares as to which the person has sole or shared voting power or investment power and (ii) any shares which the individual has the right to acquire within 60 days after December 31, 2016 through the exercise of any stock option, warrant, conversion of preferred stock or other right, but such shares are deemed to be outstanding only for the purposes of computing the percentage ownership of the person that beneficially owns such shares and not for any other person shown in the table. The inclusion herein of any shares of common stock deemed beneficially owned does not constitute an admission by such stockholder of beneficial ownership of those shares of common stock.
2.	Based on 6,300,165,454 shares of common stock outstanding as of December 31, 2018.
3.	Sam Talari own the shares under the corporate name of Talari Industries, LLC. Mr. Talari hold 100% control of the Talari Industries, LLC. The address of Talari Industries, LLC is as follows: Talari Industries, LLC 3637 4th Street North, #330, ST. Pete FL 33704.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions

      N/A

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table shows the fees that were billed in 2017 for the audit and other services provided by Turner, Stone & Company for December 31, 2016.

	2018	2017
Audit Fees	$—	$12,000
Audit-Related Fees	10,482	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10,482	$12,000

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

Date: April 16, 2018

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Cameron Cox	President, Chief Executive Officer, Director	April 16, 2018
Cameron Cox

/s/ Sam Talari	Chairman, Director, Principal Accounting Officer), Director	April 16, 2018
Sam Talari

