Form 10-Q
period 2019-03-31
FUTURELAND CORP.
filed 2019-07-29
CIK 1424549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2019

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)	Emerging growth company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of the last business day of the registrant's most recently completed 1st fiscal quarter.

The number of shares of the registrant's Common Stock issued and outstanding was 6,427,443,454 shares as of March 31, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

Unaudited & Unreviewed

1

FUTURELAND, CORP. AND SUBSIDIARIES
(FORMERLY AEGEA, INC.)
Consolidated Balance Sheets As of March 31, 2019 (unaudited) and December 31, 2018 (unaudited)

	March 31,	December 31,
	2019 (Unaudited)	2018 (Unaudited)

ASSETS

Current assets
Cash	$-	$29
Related party receivable	304,796	495,417
Security-retainer-deposits	6,000	6,000
Total current assets	310,796	501,446

Property and equipment
Land	405,251	405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
Accumulated depreciation	(13,313)	(11,764)
Total property and equipment, net	495,667	497,296

Other assets
Investment	0	5,200
Related party receivable (non-current)	3,540,000	3,540,000
Allowance for uncollectible receivable	(3,290,000)	(3,290,000)
Total other assets	250,000	255,200
Total assets	$1,056,463	$1,253,942

IABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$71,902	$70,280
Accrued expenses	607,467	539,467
Short-term loans – related parties	21,738	21,738
Convertible debenture payable, net of premium and discount	358,333	356,766
Accrued interest	98,930	96,622
Total current liabilities	1,056,462	1,062,588

Stockholders' equity (deficit)

Preferred stock, No par value; 10,000,000 shares authorized;
Series A convertible preferred Stock, no par value; 200,000 designated
No shares issued & outstanding at March 31, 2019 and December 31, 2018, respectively
Series B convertible preferred Stock, no par value; 20,000 designated
3,000 shares issued &outstanding at March 31, 201 and December 31, 2018, respectively	6,450	6,450
Common stock, $0.001 par value; 7,990,000,000 shares
authorized, 6,427443,454 and 5,822,543,454 shares issued and
outstanding at March 31, 2019 and December 31, 2018, respectively	7,482,500	7,648,157
Additional paid-in capital	9,727,395	9,727,395
Accumulated deficit	(17,318,253)	(17,212,933)
Total stockholders' equity (deficit)	(101,908)	169,069
Total liabilities and stockholders' equity (deficit)	$1,056,462	$1,253,942

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

Consolidated Statements of Operations

	For the Three Months Ended
	March 31,
	2019 (Unaudited)	2018 (Unaudited)

Revenues	$0	$0

Operating expenses:
General and administrative	3,200	9,395
Salaries and benefits	65,000	65,000
Stock-based compensation	-	-
Professional fees	3,000	4,482
Total expenses	71,200	78,877

Net operating (loss)	(71,200)	(78,877)

Other income (expense):
Settlement of liability	-	-
Interest expense	(5,620)	(19,432)
Amortization of debt discount	(28,500)	(159,251)
Total other income (expense)	(34,120)	(178,683)

Net (loss)	$(105,320)	$(257,560)

Weighted number of common shares outstanding, basic	6,427,443,454	5,822,543,454

Net loss per common share, basic	(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES (FORMERLY AEGEA, INC.) Consolidated Statement of Cash Flows

	For the Three Months Ended
	March 31,
	2019 (Unaudited)	2018 (Unaudited)

Cash flows from operations
Net (loss)	$(105,320)	$(257,560)
Adjustment to reconcile net loss to net cash:
Depreciation and amortization	1,549	3,400
Common stock issued for services	-	-
Amortization of discount and premium associated with convertible debt	28,500	159,251
Interest expense from financing fees		19,432
Accounts payable	4,934	(77,613)
Accrued expenses	68,000	24,659
Accrued interest	2,308	4,343
Advances from related parties	0	(252,808)
Net cash provided by (used) for operating activities	(29)	(135,374)

Cash flows from investing activities
Land Improvement		-
Purchase of RE and Grow License	-	-
Net cash provided by investing activities	0	0

Cash flows from financing activities
Proceeds from issuance of convertible debentures	-	-
	-	-
Net cash provided by financing activities	0	0

Net increase (decrease) in cash	(29)	(135,374)
Cash, beginning of period	29	136,149
Cash, end of period	$0	$775

The accompanying notes are an integral part of these financial statements

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

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

March 31, 2019 (Unaudited)

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

March 31, 2019 (Unaudited)

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

Going Concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2019 and December 31, 2018, the Company had $0 and $29 in cash, respectively, and $(29) and $135,374 in negative working capital, respectively.  For the three months ended March 31, 2019 and December 31, 2018, the Company had a net loss of $105,320 and $257,560, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

March 31, 2019 (Unaudited)

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

 Net Loss per Common Share

The Company computes net earnings (loss) per share in accordance with ASC 260-10, "Earnings per Share." ASC 260-10 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. At March 31, 2019 and December 31, 2019, we excluded 1,000 shares of Series B Preferred Stock convertible into 1,000 shares of common stock and 18,955 and 2,995, respectively, shares of the Company's common stock were reserved for issuance upon conversion of convertible notes as their effect was anti-dilutive. As of April 14, 2016, the Company has common shares reserved for issuance upon conversion of convertible notes.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

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

NOTE 3: CONCENTRATIONS

Concentrations of Credit Risk

The Company maintains accounts with financial institutions. All cash in checking accounts is non-interest bearing and is fully insured by the Federal Deposit Insurance Corporation (FDIC). At times, cash balances in money market accounts may exceed the maximum coverage provided by the FDIC on insured depositor accounts. The Company believes it mitigates its risk by depositing its cash and cash equivalents with major financial institutions. There were no cash deposits in excess of FDIC insurance at September 30, 2018.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

NOTE 4: FIXED ASSETS

Fixed assets consist of the following at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018

Land	$405,251	$405,251
Land improvements	42,430	42,430
Buildings and structures	50,000	50,000
Building improvements	8,337	8,337
Furniture and fixtures	2,962	2,962
	508,980	449,323
Less: Accumulated depreciation	(13,313)	(11,764)
Fixed Assets - net	$495,667	$497,216

Depreciation expense was $1,549 and $3,312 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 5: RELATED PARTIES

The Company has advances to and from related parties. The advances were to and from directors of the Company or corporations in which the directors have significant ownership. The balance of advances to related parties for the periods ended March 31, 2019 and December 31, 2018 amounted to $304,796 and $495,417, respectively. These advances are recorded in current assets under related party receivable. The advances are non-interest bearing and are due on demand (see Note 10).

NOTE 6: CONVERTIBLE DEBENTURES AND NOTES

At March 31, 2019 and December 31, 2018, the Company had convertible debt consisting of the following:

	March 31, 2019	Dec 31, 2018
Convertible debt	$329,833	$356,766
Less: debt discount	(0)	0
Convertible debt, net	$329,833	$356,766

Convertible debt principal payments of $12,500 were in default on maturity date as of December 31, 2016 as of the issuance date of these consolidated financial statements.

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

On April 15, 2016 the Company issued a face value $80,750 debenture to Auctus. The debenture accrues interest at 10% per annum and is convertible into the company’s common stock at 45% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2016, the holder converted $34,599 in principal and $5,221 in accrued interest into 18,100,000 shares of common stock. During the year ended December 31, 2017, the holder converted the remaining balance of $46,151 in principal and $17,127 in accrued interest into 25,107,050 shares of common stock. As of September 30, 2018 and December 31, 2017, the outstanding balance of the debenture was $0 and $0, respectively.

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

FUTURELAND, CORP. AND SUBSIDIARIES

(FORMERLY AEGEA, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019 (Unaudited)

On March 28, 2017, the Company issued a face value $180,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. During the year ended December 31, 2017, the holder converted $134,094 in principal and $12,686 in accrued interest into 841,392,600 shares of common stock. During the three months ended March 31, 2018, the holder converted the remaining balance of $45,905 and $2,737 of accrued interest into 424,271,575 shares of common stock. As of March 31, 2019 and December 31, 2018, the outstanding balance of the debenture was $0 and $0, respectively.

On September 21, 2017, the Company issued a face value $300,000 debenture to Auctus. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of March 31, 2019 and December 31, 2018, the outstanding balance of the debenture was $251,408 and $263,518, respectively.

On October 19, 2017, the Company issued a face value $81,000 debenture to EMA. The debenture accrues interest at 8% per annum and is convertible into the company’s common stock at 50% of the lowest closing bid price 20 days before the conversion date. The Holder is restricted from any conversions that would result in the Holder owning over 9.9% of the outstanding common shares of the Company after the conversion. As of March 31, 2019 and December 31, 2018, the outstanding balance of the debenture was $40,425 and $55,275, respectively.

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

March 31, 2019 (Unaudited)

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

Effective November 13, 2018, Mr. Talari has resigned as the CFO and Director of the Company, Futureland Corp. The decision was based solely upon personal commitments not related to any disagreement with the Company.

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

14

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

 Results of Operations

The following comparative analysis on results of operations was based primarily on the comparative financial statements, footnotes and related information for the years identified below and should be read in conjunction with the financial statements and the notes to those statements that are included elsewhere in this report. For comparative purposes, we are comparing the quarter ended March 31, 2019 to the quarter ended March 31, 2018.

15

Revenue. No revenue was generated for the 3 months ended March 31, 2019 and 2018.

Total Operating Expenses. For the three months ended March 31, 2019, total operating expenses amounted to $205,709 as compared to $699,387 for the three months ended March 31, 2018, a decrease of $493,678. This decrease was primarily due to a decrease in professional fees.

Total Other Expenses. For the three months ended March 31, 2019, total other expenses decreased by $220,493 as compared to the same period in 2018. The decrease was primarily due to decreased administrative expenses.

Net Loss. For the three months ended March 31, 2019 and 2018, net loss amounted to $611,148, and $1,134,234.

Liquidity and Capital Resources

Liquidity is the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash requirements. The Company had a working capital deficit of $136,075 for the three months ended March 31, 2019 and a working capital of $ 330,000 as of March 31, 2018. As a result, the Company's current cash position is not sufficient to fund its cash requirements during the next twelve months, including operations and capital expenditures.

Net cash used by investing activities during the three months ended March 31, 2019 was $0 compared net cash used in investing activities of $176,120 for the three months ended March 31, 2018.

Net cash provided by financing activities during the quarter ended March 31, 2019, was $0 compared to net cash provided by financing activities of $330,000 for the quarter ended March 31, 2018.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. As of March 31, 2019, we have no off-balance sheet arrangements.

16

Item 6.    EXHIBITS

(a)	Exhibits

Exhibit Number	Description

99.1	Report 8-K announcing reignation of Sam Talari as CFO

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

17

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FutureLand, Corp.

Date:July 29, 2019

By: /s/ Cameron Cox
Cameron Cox, Chief Executive Officer

18